Form 10-K405
period 2000-12-31
NCO PORTFOLIO MANAGEMENT INC
filed 2001-04-02
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                        Commission File Number 000-32403

                         NCO PORTFOLIO MANAGEMENT, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                  23-3005839
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

1705 Whitehead Road, Baltimore, Maryland                  21207-4004
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (410) 594-7000

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share

Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 27, 2001, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $5.2 million, based on the average closing price of the Common Stock as reported on the over the counter market on March 27, 2001. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                                                              Outstanding at
                                 Class                        March 27, 2001
                                 -----                        --------------

   Common stock, par value $0.01 per share................    13,576,087 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

None.




                         FORM 10-K CROSS-REFERENCE SHEET

                                                                                                            Page

PART I
   Item 1.     Business....................................................................................   1
   Item 2.     Properties..................................................................................  10
   Item 3.     Legal Proceedings...........................................................................  10
   Item 4.     Submission of Matters to a Vote of Security Holders.........................................  12

PART II
   Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters.......................  13
   Item 6.     Selected Financial Data.....................................................................  14
   Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.......  15
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk..................................  38
   Item 8.     Consolidated Financial Statements and Supplementary Data....................................  39
   Item 9.     Changes and Disagreements with Accountants on Accounting and Financial
               Disclosure..................................................................................  68

PART III
   Item 10.    Directors and Executive Officers of the Registrant..........................................  68
   Item 11.    Executive Compensation .....................................................................  69
   Item 12.    Security Ownership of Certain Beneficial Owners and Management..............................  71
   Item 13.    Certain Relationships and Related Transactions..............................................  72

PART IV
   Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................  73

Signatures.................................................................................................  77


                                     PART I

Item 1.         Business

General

NCO Portfolio Management, Inc. ("we", "us", "our", "the Company", "NCOP" or "NCO Portfolio") is the surviving company of the merger between Creditrust Corporation, formerly SEC registrant 333-50103, and NCO Group, Inc.'s ("NCO Group") wholly owned subsidiary, NCO Portfolio Management, Inc. NCO Portfolio was founded in January of 1999 and, prior to the merger, was a non-public company focused on the purchase of delinquent receivables. We purchase and manage investments in delinquent receivables. Our focus is on maximizing the returns of our purchased receivables while minimizing our risk of ownership. NCO Group plans to provide us with all of its domestic opportunities to purchase delinquent receivables. We have entered into a 10-year agreement with NCO Group for the exclusive servicing of all of our purchased receivables. The relationship with NCO Group allows us to minimize investment risk by leveraging NCO Group's client relationships and scale of its infrastructure. We are one of the largest companies, and one of the only public companies, in the industry.

Pursuant to SEC rule 12g-3(g) under the Securities Exchange Act of 1934, this report on Form 10-K covers the last full fiscal year of Creditrust Corporation before NCOP succeeded to its business and contains the information that would be required to be included in the report if it was filed by Creditrust Corporation and may not be reflective of the business and prospects of NCO Portfolio Management, Inc.

On June 21, 2000, Creditrust Corporation filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). None of Creditrust's subsidiaries filed a petition for relief under Chapter 11. "Debtor", when used herein, refers to Creditrust's assets and liabilities only. Creditrust and its consolidated subsidiaries are referred to herein as "Creditrust". Under Chapter 11, collection of certain claims against the Debtor in existence prior to the filing of the petition for relief under Chapter 11 are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reflected in the December 31, 2000 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties of interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. As of December 31, 2000, liabilities subject to compromise totaled approximately $13.5 million.

In accordance with provisions of Chapter 11, Creditrust filed a Plan of Reorganization, dated October 5, 2000, with the Bankruptcy Court. Subsequent amendments were filed, including the Fifth Amended Plan of Reorganization. The Bankruptcy Court confirmed the Fifth Amended Plan of Reorganization (the "Plan") on January 18, 2001. The Plan effects a reorganization of Creditrust's business. The Plan is premised on a business plan developed by Creditrust's management involving a merger (the "Merger," "Merger Agreement") of Creditrust with and into NCO Portfolio Funding, Inc., a Delaware corporation ("NCOP", "Portfolio", or the "Surviving Corporation"). On February 20, 2001, the date the Plan was consummated under State law (the "Effective Date"), Creditrust was merged into NCOP, which is the Surviving Corporation. Most of Creditrust's employees became employees of NCO Financial Systems, Inc. ("NCOF"), a subsidiary of NCO Group, Inc., a Pennsylvania corporation ("NCOG"), which is the majority owner of NCOP, the Surviving Corporation.

Under the Merger Agreement, Creditrust stockholders of record as of the close of business on February 20, 2001 initially received 0.1388 shares of Portfolio common stock, and are eligible to receive up to an additional 0.0279 shares, currently held in escrow, based on the resolution of certain disputed claims. Upon completion of the merger, Portfolio is authorized to issue 35 million shares of $.01 par value common stock, and five million shares of $.01 par value preferred stock. Effective with the Merger, there are 13,576,087 shares of Portfolio common stock issued and outstanding, including 291,732 shares held in escrow based on the resolution of certain disputed claims as described below.

On the Effective Date, the total number of shares of common stock of NCOP, $.01 par value per share (the "NCOP Common Stock"), issued and outstanding immediately after the Effective Date shall, by virtue of the Merger and without any action on the part of the holder thereof, be automatically converted into and become such number of shares as follows: immediately after the Merger, NCOG shall own approximately 63%, and the Series 1999-2 noteholders (the "SPV99-2 Noteholders") shall own approximately 19.5% and the Creditrust stockholders, Joseph K. Rensin and Michael J. Barrist shall own 17.5%, of the issued and outstanding shares of NCOP (after giving effect to the issuance of shares of NCOP to holders of certain warrants of Creditrust as described below). There may be further adjustments upward to the percentage of stock issued to NCOG, SPV99-2 Noteholders, Joseph K. Rensin and Michael J. Barrist if there are NCOP Unsecured Obligations after Disputed Claims are resolved (both as defined in the Plan).

Under the Plan and Merger Agreement, if NCOP Unsecured Obligations are outstanding as finally determined after all claims are resolved, then for every $418,000 of NCOP Unsecured Obligations so outstanding, 135,576 shares from its Escrow Reserve will be distributed to the following persons in the stated proportions:

                        NCOG                               72.73%
                        SPV99-2 Noteholders                22.42%
                        Michael J. Barrist                  3.23%
                        Joseph K. Rensin                    1.62%
                                                            -----
                                                             100%
                                                            -----

The amounts of NCOP Common Stock so issued shall be proportionally adjusted based upon the exact amount of outstanding NCOP Unsecured Obligations.

No fractional shares of NCOP Common Stock shall be issued as a result of the Merger. In lieu of the issuance of fractional shares, the number of shares of NCOP Common Stock to be issued to each shareholder of Creditrust and NCOP shall be rounded to the nearest whole number of shares of NCOP Common Stock.

All options immediately prior to the Effective Date were calculated to have no value and were automatically voided and cancelled. Warrants to acquire shares of common stock of Creditrust, $.01 par value per share ("Creditrust Common Stock"), that were issued and outstanding immediately before the Effective Date (the "Convertible Securities") were, by virtue of the Merger and without any action on the part of the holder thereof, automatically voided and cancelled, and converted into shares of the NCOP Common Stock as follows: shortly after the Effective Date, each such holder was issued the number of shares having an aggregate value equal to the positive difference, if any, between the aggregate buy-in value (as defined in the Merger Agreement) of the NCOP Common Stock into which such Convertible Securities would have been exercisable based on the Exchange Ratio (as defined under the Plan), as of the Effective Date, and the aggregate exercise price of such Convertible Securities as of the Effective Date.

Asset Guarantee Insurance Company ("AGI") filed a claim against Creditrust for $32.7 million in connection with AGI's guarantee of Creditrust's Series 1998-2 and Series 1998-A bonds (the "Warehouse Facility"). AGI also filed a motion to appoint a Chapter 11 trustee for Creditrust. Creditrust had previously filed a lawsuit against AGI, its parent company Enhance Financial Services ("EFS") and a former officer of EFS (the "EFS Litigation"). Subject to certain conditions and as part of the Plan, Creditrust has entered into an agreement with AGI and EFS to settle these disputes (the "AGI Settlement Agreement"). AGI shall be entitled to have an allowed claim in the amount of $4.55 million (the "AGI Claim"). The AGI Claim, if any, will be paid in accordance with the provisions of the AGI Settlement Agreement. In accordance with the terms of the AGI Settlement Agreement, the EFS Litigation was dismissed on the Effective Date. Payment on the AGI Claim can only be demanded if AGI is required to pay under its credit insurance policy for the Series 1998-A bonds (and then only in the amount of the payment, not to exceed $4.55 million) and after first exhausting any reserves which are expected to be $4.2 million. NCOF will become the successor servicer under the agreement. Although difficult to predict with any certainty, NCOP believes that the existing reserves for and collections from the Series 1998-2 and Series 1998-A receivables will be sufficient to pay off the bonds, and therefore there will be no payment on the AGI Claim. Any claim payments would not result in a charge to earnings and would be used to retire the debt.

In connection with the Plan, Creditrust has entered into a ten-year agreement with NCOF, NCOP and the Series 1999-1 bondholders to provide for NCOF to become successor servicer to Creditrust. Creditrust has also entered into an agreement with the Series 1999-2 bondholders to, among other things, cancel Creditrust's guarantee of the Series 1999-2 bonds, provide for the transition of servicing to NCOF upon the Effective Date, reduce the servicing fee from 40% of collections to 20% of collections, and cancel the bondholders' warrants for 1.2 million shares of Creditrust's Common Stock in exchange for, among other things, 19.5% of the NCOP Common Stock and a bond paydown of $5 million dollars payable on the Effective Date.

As a condition to the obligations under the Merger Agreement of both Creditrust, on the one hand, and of NCOG and NCOP, on the other, the Effective Date the Surviving Corporation entered into an Independent Contractor Agreement (the "Contractor Agreement") with Joseph K. Rensin. Pursuant to the Contractor Agreement, Mr. Rensin, the former Chairman of the Board and Chief Executive Officer of Creditrust, is to provide up to 20 hours per month of consulting services to the Surviving Corporation on an as-needed, as-requested basis for a term of three years from the Effective Date, and is to receive base compensation for his services at the annualized rate of $400,000.

In addition to the services which Mr. Rensin has agreed to provide to the Surviving Company, he has also agreed that he will not engage in any business operation (with certain limitations) competing with the business of the Surviving Company and that he will not induce any employee, customer or supplier of the Surviving Company to terminate employment or any other relationship with the Surviving Company.

The Nasdaq Stock Market halted trading in the Creditrust Common Stock on June 22, 2000, the day after Creditrust filed its Chapter 11 petition, and de-listed the Creditrust Common Stock on September 26, 2000. The Creditrust Common Stock last traded on the Nasdaq Stock Market on June 21, 2000.

Effective as of February 20, 2001, the management of Creditrust resigned and the new management of NCO Portfolio Management Inc., took over all aspects of operations and reporting of former Creditrust and NCOP. The following discussion of Creditrust's business and financial results reflect the disclosures of the past operations and management.

Creditrust was a purchaser, collector and manager of defaulted consumer receivables. Defaulted consumer receivables are the unpaid debts of individuals to credit grantors, including banks, finance companies, retail merchants and other service providers. Most of Creditrust's receivables were VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books for non-payment. Since its founding in 1991 through December 31, 2000, Creditrust had invested $215.0 million to purchase receivables at a significant discount. At December 31, 2000, Creditrust managed over 2.0 million accounts with an original charged-off amount of over $4.9 billion. Creditrust had approximately 316 employees at the time of the Merger and operated two facilities.

Receivables Analysis and Acquisition

Creditrust purchased defaulted consumer receivables that were originated through VISA(R), MasterCard(R), private label credit cards and consumer loans issued by credit grantors, including banks, finance companies, retail merchants and other service providers. The receivables typically were charged-off by the credit grantors. From the time of purchase, Creditrust found that the average portfolio of receivables had an estimated economic life of 60 months.

Creditrust purchased portfolios of receivables at a discount from their charged-off amount, typically the aggregate unpaid balance at the time of charge-off by the credit grantors. Some credit grantors pursue an auction type sales approach by constructing a portfolio of receivables and seeking bids from specially invited competing parties. Other means of purchasing receivables include privately negotiated direct sales when the credit grantors contact known, reputable purchasers and the terms are negotiated. Credit grantors have also entered into "forward flow" contracts that provide for a credit grantor to sell some or all of its receivables over a period of time to a single third party on the terms agreed to in a contract.

Creditrust had historically funded its receivables purchases and the expansion of its business through a combination of bank and other credit facilities, public and private equity funding and asset-backed securitizations.

Creditrust's Acquisitions Department located and developed sources of portfolios of defaulted consumer receivables for purchase. Once such portfolios had been located, the Acquisitions Department was responsible for coordinating due diligence, including site visits as needed, coordinating ordering, receipt, tracking and distribution of account documentation and related media, and ensuring that Creditrust's purchase costs stay within clearly defined parameters. The Acquisitions Department also supervised the Post Purchase Liaison Group, a group that verifies buy-backs and returns with sellers after the purchase of receivables. The Post-Purchase Liaison Group also coordinated the import of purchased portfolios into Mozart, Creditrust's proprietary revenue and workflow management software system, and routinely supported the efforts of both the Legal and Recovery Departments by facilitating the receipt of additional information from the seller which is pertinent to an account or group of accounts such as account statements or loan files.

Creditrust purchased a majority of its 1999 receivables through forward flow agreements entered into late in 1998. All of Creditrust's forward flow commitments have expired or terminated.

Servicing Organization

Creditrust utilized three servicing facilities until June 2000. The headquarters facility, approximately 19,000 square feet, housed the executive offices and servicing facilities for approximately 225 employees. The second facility, approximately 36,000 square feet, served as Creditrust's co-primary operations center and was designed to house approximately 700 employees, along with information systems and recruiting departments. The third facility, approximately 94,000 square feet, included a call center and a new centralized Information Technology center and had the capacity of housing approximately 1,600 additional employees. In June 2000, as part of Creditrust's restructuring efforts prior to and after the filing of the Chapter 11 bankruptcy proceeding, Creditrust vacated the newest facility and rejected the property lease. As part of its downsizing efforts in the first and second quarters of 2000, the employee base was reduced and all operations re-configured in the headquarters and the first call center facilities.

Creditrust was historically organized into five functional departments:
Acquisitions; Information Technology; Skiptrace; Recovery; and Legal.

Information Technology Department

The Information Technology ("IT") Department, handling all computer and telephone systems and providing for the ongoing development necessitated by both technological advances and business needs. The IT Department was responsible for the ongoing enhancement of Mozart, servicing reports and database developments. The IT Department regularly reported to all credit bureaus on Creditrust's entire portfolio. The IT Department worked in concert with the Acquisitions Department to import, analyze and evaluate all prospective purchases using Creditrust's proprietary acquisitions analysis software, PAT. The technologies serviced by this Department include:

Software. PAT and Mozart were developed in-house by Creditrust's programmers.

Computer Hardware and Networks. The software programs resided on Compaq NT-based servers and were connected via fiber-optic wide area networks.

Telephony. Creditrust employed Davox predictive dialers, Cisco automatic routers, three Lucent Technologies Definity(R) G-3 telephone systems and many other components.

Verification and Research of Account Information. When a portfolio of receivables was purchased, each account automatically ran through an extensive series of proprietary and commercially available databases to compile as much information about each receivable as possible. The information was combined with the information already provided by the credit grantor and automatically entered into Mozart.

Within 24 hours of importing the receivable into Mozart, account officers began calling every telephone number available, and within 7 days a letter was sent out to the customer advising that Creditrust had purchased the receivable. This initial letter was designed to invite discussion or the resolution of the receivable and generally contained an offer of settlement at a modest discount.

Recovery Department-Servicing Customers and Collection of Receivables

The Recovery Department was responsible for recovering account balances. Mozart provided the Recovery Department with: (1) real-time customer reporting; (2) full customer account data information; (3) collection discussion notes on each account; (4) telephone numbers and addresses; (5) payment history; (6) automatic notice of acquisition, settlement letters, reminders and late payment notices;
(7) automatic legal pleadings production; (8) automatic account distribution to employees; (9) surveillance of on-screen activity and telephone conversations for quality control, productivity and regulatory compliance; and (10) exception reports on payment plans. The Recovery Department was organized into teams of 16, with one supervisor per team. The supervisors worked with the team members and assisted employees with quality control and productivity. Through Creditrust's network of computer and telephone systems, each team member in the Recovery Department was responsible for contacting customers, explaining the benefits of paying Creditrust, working with customers to develop acceptable means to satisfy their obligations to Creditrust and recovering the receivables.

Making Customer Contact. When an account officer was able to establish contact with a given customer, the customer's account was automatically placed inside that account officer's work queue. Each account officer was assigned a number of dedicated customer accounts depending on the account officer's skill level. This work queue was automatically replenished on a daily basis, by Mozart, as the receivables were resolved, whether favorably or unfavorably. In addition to their group of dedicated accounts, account officers received receivables from a general pool daily.

On the initial customer contact call, the customer was given a standardized presentation regarding the benefits of resolving his or her account with Creditrust. Emphasis was placed on determining the reason for the customer's default in order to better assess the customer's situation and to assist in creating a plan for repayment. Creditrust account officers were trained to follow rigid receivables resolution priorities.

Mozart presented the account officer with all available information and a variety of resolution options. A large emphasis was placed by the account officer on making the customer aware of all possible alternative repayment methods available. The computer system would not allow an account officer to exceed his or her specified settlement authority without electronic authorization of a supervisor approval code. Once a customer and the account officer agreed to a repayment schedule, the account officer recorded the terms of the arrangement in Mozart. The computer system automatically generated a series of letters reminding the customer of important dates.

Cash Management. Many customer payments were completed by either ACH electronic funds transfer processing ("EFT"), or the Western Union Quick Collect/TM/ program, which is an electronic money order system, or by Creditrust's QuickChek pre-authorized checks drawn on the customer's checking account. Creditrust participated as an authorized agent for the Quick Collect/TM/ program and was therefore able to receive payments directly in its offices within minutes. ACH and Creditrust's QuickChek system allowed the account officer to obtain the customer's authorization to make an EFT or reproduce an actual check, drawn on the customer's checking account on an agreed upon date over a series of months and for the exact amount of the agreed payment.

Delinquency Follow-Up. In the event that payment was not received within one day of the scheduled due date, Mozart automatically issued a late payment letter to the customer. That was followed by a second letter ten days after the due date. Unless a scheduled payment was received on or before the day it was due, Mozart automatically moved the Receivable to the account officer's late queue for immediate customer contact.

Late Payment Account Officer. When a customer fell more than 30 days late in a payment plan, the Receivable was automatically transferred to a specially trained, dedicated late payment account officer. These individuals were tasked with getting the customer back on track according to the terms of his or her payment plan, or in certain circumstances, negotiating revised terms for payment. In some instances, a customer's financial circumstances may have worsened and a plan that accurately fits the new situation was necessary. In other cases, the customer was able to dispense with the perceived burden of monthly installments by making a lump sum payment. Creditrust induced resolution through a variety of methods. Late payment account officers acted as financial counselors to the customer and may have assisted the customer in securing new resources for the resolution of their account.

Legal Department

A significant component of Creditrust's collections effort involved the Legal Department and the pursuit of those customers who had the ability, but not the willingness, to resolve their obligations. Creditrust employed three in-house attorneys and a support staff to process thousands of court cases each year. The Legal Department had the capacity to internally prepare and file collection proceedings in multiple jurisdictions. The Legal Department was responsible for coordinating a network of in excess of 55 attorneys nationwide, determining the suit criteria for each individual jurisdiction, placing cases for immediate suit, obtaining judgment, seizing bank accounts, repossessing automobiles that have equity, coordinating sales of property and instituting wage garnishments to satisfy judgments. In addition, the Legal Department was responsible for overseeing Creditrust's compliance with applicable laws, rules and regulations associated with the conduct of its business.

Consumer Resolution Center. Creditrust maintained an independent consumer resolution center to assist its customers in any dispute they may have with either the original credit grantor or the efforts made by Creditrust to resolve the dispute.

Compliance Procedures. Creditrust's policy was to comply with all provisions of the Fair Debt Collection Practices Act (the "FDCPA") and applicable state laws, regardless of whether such laws apply to it. Employees were trained and tested on their knowledge of the FDCPA, and they were telephonically monitored for compliance with the FDCPA and Creditrust's standards of customer satisfaction and receivables resolution. In conjunction with telephonic monitoring, an employee's receivables activities were monitored through Mozart's DoubleVision system, which allowed a supervisor or manager to observe exactly what the employee sees on the computer monitor, including keystroke and system activity generated.

On a daily basis, a series of audit reports were generated automatically by Mozart, including daily management reports, liquidity reports, telephone reports, skiptrace reports and account officer cash transaction reports. The flexibility of Mozart allowed management to make real-time queries of any necessary information.

Competition

Creditrust's business was highly competitive. Creditrust competed with other purchasers of defaulted consumer receivables and with third-party collection agencies. Creditrust's ability to obtain new customers was also materially affected by the financial services companies that chose to manage their own defaulted consumer receivables. Some of those companies had substantially greater personnel and financial resources.

Trademarks and Proprietary Information

Creditrust obtained federal trademark registrations with the United States Patent and Trademark Office with respect to the name "Creditrust" and the Creditrust logo.

Creditrust relied on trade secrets to protect its proprietary rights in its systems and information databases. Creditrust attempted to protect its trade secrets and other proprietary information through agreements with employees and other security measures.

Government Regulation

The FDCPA and comparable state statutes establish specific guidelines and procedures which debt collectors must follow to communicate with consumer debtors, including the time, place and manner of such communications. It was Creditrust's policy to comply with the provisions of the FDCPA and comparable state statutes in all of its collection activities, although it may not have been specifically subject thereto. If these laws applied to some or all of Creditrust's collection activities, failure to comply with such laws could have a materially adverse effect. The relationship of a customer and a credit card issuer is extensively regulated by federal and state consumer protection and related laws and regulations. Because many of its receivables were originated through credit card transactions, certain of Creditrust's operations are affected by such laws and regulations. Significant laws include the Fair Debt Collections Practices Act, the Fair Credit Reporting Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act (and the Federal Reserve Board's regulations which relate to these Acts), as well as comparable statutes in those states in which customers reside or in which the credit grantors are located. State laws may also limit the interest rate and the fees that a credit card issuer may impose on its customers. Among other things, the laws and regulations applicable to credit card issuers impose disclosure requirements when a credit card account is advertised, when it is applied for and when it is opened, at the end of monthly billing cycles and at year-end. Federal law requires credit card issuers to disclose to consumers the interest rates, fees, grace periods and balance calculation methods associated with their credit card accounts, among other things. In addition, customers are entitled under current laws to have payments and credits applied to their credit card accounts promptly, to receive prescribed notices and to require billing errors to be resolved promptly. In addition, some laws prohibit certain discriminatory practices in connection with the extension of credit. Failure by the credit grantors to have complied with applicable statutes, rules and regulations could create claims and rights for the customers that would reduce or eliminate their obligations under their receivables, and this could have a materially adverse effect on Creditrust. Pursuant to agreements under which Creditrust purchased receivables, Creditrust was normally indemnified against losses caused by the failure of the credit grantor to have complied with applicable statutes, rules and regulations relating to the receivables before they were sold to Creditrust.

Certain laws, including the laws described above, could have limited Creditrust's ability to collect amounts owing with respect to the receivables regardless of any act or omission on the part of Creditrust. For example, under the federal Fair Credit Billing Act, a credit card issuer is subject to all claims (other than tort claims) and defenses arising out of certain transactions in which a credit card is used if the obligor has made a good faith attempt to obtain satisfactory resolution of a disagreement or problem relative to the transaction and, except in cases where there is a specified relationship between the person honoring the card and the credit card issuer, the amount of the initial transaction exceeds $50.00 and the place where the initial transaction occurred was in the same state as the customer's billing address or within 100 miles of that address. As a purchaser of defaulted consumer receivables, Creditrust may have purchased receivables subject to legitimate defenses on the part of the customer. The statutes further provide that, in certain cases, customers cannot be held liable for, or their liability is limited with respect to, charges to the credit card account that were a result of an unauthorized use of the credit card. Pursuant to some agreements under which the Creditrust purchased receivables, Creditrust was indemnified against certain losses with respect to such Receivables regardless of any act or omission on the part of Creditrust or the credit grantor.

Additional consumer protection laws may be enacted that would impose requirements on the enforcement of and collection on consumer credit card or installment accounts. Any new laws, rules or regulations that may be adopted as well as existing consumer protection laws, may have adversely affected the ability of Creditrust to collect the receivables. In addition, the failure of Creditrust to comply with such requirements could have adversely affected Creditrust's ability to enforce the receivables. Creditrust's policy was to respond promptly and fully to inquiries from the Federal, state and local regulators in connection with alleged complaints from customers.

Employees

At the time of the Merger, Creditrust had approximately 316 full-time employees. None of the Creditrust's employees were represented by a labor union.

Item 2.         Properties

Creditrust utilized three leased servicing facilities until June 2000. The headquarters facility at 7000 Security Blvd, Baltimore, Maryland 21244, approximately 19,000 square feet, housed the executive offices and servicing facilities for approximately 225 employees. The second facility at 1705 Whitehead Road, Baltimore Maryland 21207, approximately 36,000 square feet, served as Creditrust's co-primary operations center and was designed to house approximately 700 employees, along with information systems and recruiting departments. The third facility at 10150 York Road, Cockeysville, Maryland, approximately 94,000 square feet, included a call center and a new centralized Information Technology center and had the capacity of housing approximately 1,600 additional employees. In June 2000, as part of Creditrust's restructuring efforts prior to and after the filing of the Chapter 11 bankruptcy proceeding, Creditrust vacated the 10150 York Road facility and rejected the property lease. As part of its downsizing efforts in the first and second quarters of 2000, the employee base was reduced and all operations re-configured in the headquarters and 1705 Whitehead Road facilities.

NCOP's headquarters reside in the leased facility located at 1705 Whitehead Road, Baltimore, Maryland 21207. NCOP leases its space from NCO Financial Systems, Inc.


Item 3.         Legal Proceedings

Creditrust was subject to routine litigation in the ordinary course of business, including contract, collections and employment-related litigation. None of these routine matters, individually or in the aggregate, is believed by Creditrust to be material to its business or financial condition. NCO Portfolio is not subject to these matters since they arose prior to the merger and they were resolved or provided for in resolution of the Chapter 11 case.

Reference is hereby made to Item 1 under Business above for a description of the Chapter 11 proceeding which description is incorporated herein by reference.

Creditrust filed a complaint on April 4, 2000 against Enhanced Financial Services Group Inc. ("EFS"), AGI and Charles Henneman in the United States District Court for the District of Maryland containing 18 counts alleging securities fraud, common law fraud and other common law tort actions and which seeks compensatory and punitive damages in excess of $200 million. All defendants have filed motions to dismiss, which have been briefed and answered. After Creditrust filed for relief under Chapter 11 of the federal bankruptcy laws, AGI filed a motion for a temporary restraining order in connection with $1.3 million reserves held by Series 98-1 securitization. The court denied AGI's motion. AGI also filed a motion seeking the appointment of a Chapter 11 trustee. AGI filed a claim in the Bankruptcy Court for up to $32.7 million. See Note A to the Consolidated Financial Statements for a description of the AGI Settlement Agreement reached with AGI, EFS and Henneman.

Creditrust filed a complaint in the United States District Court for the District of Delaware seeking a declaratory judgment with respect to a contract between Creditrust and MBNA which had terminated as a result of certain actions by MBNA. MBNA answered by denying any liability, and filed a counterclaim seeking damages (not calculated or stated) from Creditrust for breach of contract. Creditrust answered by denying all liability. The counterclaim has been stayed by the Chapter 11 proceedings and all parties had agreed to hold off on any discovery with respect to the original claim. MBNA has filed an unliquidated claim and an amended claim in the amount of $4.5 million in the Bankruptcy Court to which Creditrust has objected. All parties have entered into a Memorandum of Understanding, the terms of which set forth an agreed settlement of all outstanding issues and allows MBNA a cash claim of $65,000. Creditrust consummated the settlement with MBNA on February 20, 2001.

Creditrust filed a complaint in the United States District Court for the District of Maryland seeking damages from a former employee et al. for theft and conversion of funds belonging to Creditrust (currently estimated to be in excess of $200,000). A temporary restraining order was issued and converted to a preliminary injunction preventing the removal or expenditure of assets by the defendants. Subpoenas have been issued to various financial institutions in order to discover any misdirected funds. An insurance claim has been filed.

A complaint was filed in the Court of Common Pleas for Lucas County, Ohio seeking damages of approximately $459,000 from Creditrust and a co-defendant, Key Bank, resulting from a tradeline which Creditrust allegedly filed on plaintiff's credit report. Plaintiff alleges that Creditrust knew, or had reason to know, that the account purchased had been previously settled. A stay has been issued pursuant to a notice of suggestion of bankruptcy being filed. Plaintiff has also filed a claim in the United States Bankruptcy Court for the District of Maryland, Northern Division. Creditrust has contested this litigation and the matter is currently under advisement by the Bankruptcy Court.

A complaint was filed in the Circuit Court for Baltimore County seeking damages of $1,333,000 from Creditrust for alleged breach of a contract for the construction of tenant improvements in the former call center in Hunt Valley, Maryland. An answer has been filed and all proceedings stayed by the Chapter 11 filing. A claim was filed in the Bankruptcy Court and Creditrust has objected to the claim. Creditrust has provided for any likely loss in connection with this litigation.

A class action complaint was filed against Creditrust in the United States District Court for the Northern District of Illinois seeking class damages for all customers of the Creditrust residing in Illinois who received a collection letter alleged to be in violation of the Fair Debt Collection Practices Act. Creditrust filed an answer and discovery has commenced. Class certification has been challenged and the original plaintiff has withdrawn and a substitute plaintiff has been added. Creditrust has again challenged certification of the class based upon the lack of sufficient commonality of facts to support liability. The proceeding was dismissed by the plaintiff for no consideration on July 28, 2000. The plaintiff has filed a claim in the Bankruptcy Court. Creditrust has objected to this claim and the claim has been disallowed by the Bankruptcy Court.

A complaint was filed against Creditrust in the United States District Court for the Northern District of Alabama seeking class damages for all customers of Creditrust who had filed for protection under the U.S. Bankruptcy Code and, in alleged violation of the automatic stay provisions of the Code, continued to receive requests for payment from Creditrust. Several counts have been dismissed by the court. Class certification is pending. All proceedings have been stayed as a result of the Chapter 11 proceeding. The plaintiff has filed a claim in the Bankruptcy Court. Creditrust has objected to this claim and the claim has been disallowed by the Bankruptcy Court.

Six complaints filed in the United States District Court for the District of Maryland seeking class damages against certain officers of Creditrust for alleged violation of the Securities and Exchange Act and various rules promulgated thereunder. Creditrust was not a named defendant because of the Chapter 11 proceeding, but may have indemnification responsibilities to some or all defendants. Motions to dismiss to be filed. Creditrust's plan of reorganization specifically provides for pre Chapter 11 filing related indemnification claims to be limited to a trust fund and certain insurance policies. The Surviving Corporation will have no ongoing responsibility for these claims under the plan. Any deductibles Creditrust may incur have been expensed.

Seven individual complaints, filed in the Circuit Court for Baltimore City by the same attorney seek individual yet identical compensatory and punitive damages and state identical causes of action. Said causes of action include the violation of the Maryland Consumer Protection Act, fraud, constructive fraud, the violation of Federal Consumer Credit Protections Act, negligence, breach of contract, interference with contractual relations, and intentional infliction of emotional distress. Motions to dismiss certain counts and defendants and to remove the remaining matters to the United States District Court for the District of Maryland have been filed. The Bankruptcy stay has caused the case to be administratively closed. The plaintiffs have filed claims in the Bankruptcy Court. Creditrust objected to these claims and the claims have been disallowed by the Bankruptcy Court.


Item 4.         Submission of Matters to a Vote of Security Holders

    Not applicable.

                                     PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

NCOP's common stock is quoted under the symbol "NCPM". Historically, Creditrust was quoted under "CRDT" and "CRDTQ." The Nasdaq Stock Market halted trading in the Creditrust Common Stock on June 22, 2000, the day after Creditrust filed its Chapter 11 petition, and de-listed the Creditrust Common Stock on September 26, 2000. Creditrust Common Stock started trading on the over the counter market on September 27, 2000. The following table sets forth the high and low closing sales prices for Creditrust as reported by the Nasdaq Stock Market and other markets:

                                                           High      Low

      1998
            Third Quarter (from July 29, 1998)........    $ 17.13  $ 14.50
            Fourth Quarter............................      25.00    12.63
      1999
            First Quarter.............................      27.25    16.88
            Second Quarter............................      27.75    16.63
            Third Quarter.............................      33.81    22.44
            Fourth Quarter............................      23.88     7.69
      2000
            First Quarter.............................       9.19     3.00
            Second Quarter............................       3.00      .47
            Third Quarter ............................       1.31      .20
            Fourth Quarter ...........................       1.25      .12

On March 27, 2001, approximately 50 holders of record hold NCOP common stock.


Dividend Policy

Creditrust has never declared or paid dividends on its common stock. Creditrust expected that it would retain future earnings, if any, to finance the growth and development of its business. Thus, Creditrust did not intend to declare or pay dividends on the common stock. Creditrust's board of directors would have determined when to declare and pay dividends and the amount of any such dividends. Creditrust's board would have been required to consider Creditrust's future earnings, results of operations, financial condition and capital requirements before deciding to declare a dividend. Also, under Maryland law, Creditrust would have been prohibited from paying any dividend unless, after giving effect to the payment of the dividend (i) Creditrust would have been able to continue to pay its debts in the ordinary course of business, and (ii) Creditrust's assets equaled or exceeded its liabilities plus the preferences of any outstanding preferred equity securities upon dissolution. Creditrust's line of credit facility restricted payments of dividends that would reduce Creditrust's net worth below a certain amount.

Sales of Unregistered Securities

None.

Item 6.         Selected Financial Data

The following table sets forth Creditrust's selected balance sheet, statement of earnings and cash flow data as of and for each of the years in the five-year period ended December 31, 2000. The selected financial data for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 have been derived from Creditrust's audited financial statements. The consolidated balance sheets as of December 31, 1999 and 2000 and the consolidated statements of earnings, stockholders' equity and comprehensive income and cash flows for the years ended December 31, 1998, 1999 and 2000 are included elsewhere in this Form 10K. The selected financial data presented below should be read in conjunction with the consolidated financial statements and the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10K.

                                                                                As of and for the Year Ended December 31,
                                                                                -----------------------------------------

                                                                       1996         1997        1998       1999       2000
                                                                       ----         ----        ----       ----       ----

                                                                          (Dollars in thousands, except share data)
Statement of earnings data:
Revenue:
 Income on finance receivables.....................................   $ 5,521      $ 7,246     $ 12,817     $ 70,489      $ 36,491
 Servicing fees....................................................        --        2,580        3,110        5,508         2,055
 Income on investment in securitizations...........................        --           --          533        5,027         3,603
 Gain on sale......................................................        --           --       18,414           --            --
                                                                           --           --       ------           --            --
Total revenue......................................................     5,521        9,826       34,874       81,024        42,149
                                                                        -----        -----       ------       ------        ------

Expenses from operations:
  Personnel........................................................     2,618        5,922       11,917       32,715        23,369
  Communications...................................................       573          912        1,645        3,903         2,778
  Rent.............................................................       382          853        1,195        2,870         5,073
  Impairment of securitizations....................................        --           --           --           --        18,849
  Impairment of finance receivables................................        --           --           --           --        52,851
  Restructuring costs..............................................        --           --           --           --         8,773
  Other expenses...................................................       945        1,095        2,047        9,283        13,534
                                                                        -----        -----     --------     --------     ---------
Total expenses from operations.....................................     4,518        8,782       16,804       48,771       125,227
                                                                        -----        -----     --------     --------     ---------

Earnings (loss) from operations....................................     1,003        1,044       18,070       32,253       (83,078)
  Other income (expense)...........................................      (213)        (362)        (304)      (4,360)      (12,196)
Reorganization items
  Professional fees................................................        --           --           --           --         2,620
                                                                        -----        -----     --------     --------     ---------

Earnings (loss) before income taxes and extraordinary loss.........       790          682       17,766       27,893       (97,894)
Provision for income taxes (benefit)...............................       316          226        7,005       10,875       (35,507)
                                                                        -----        -----     --------     --------     ---------

Earnings (loss) before extraordinary loss..........................       474          456       10,761       17,018       (62,387)
Extraordinary loss (net of taxes)..................................        --           --         (566)        --            --
                                                                        -----        -----     --------     --------     ---------

Net earnings (loss)................................................     $ 474        $ 456     $ 10,195     $ 17,018     $ (62,387)
                                                                        =====        =====     ========     ========     =========


Basic earnings (loss) per common share.............................     $ .08        $ .08       $ 1.49       $ 1.72       $ (5.97)
Diluted earnings (loss) per common share...........................     $ .08        $ .08       $ 1.48       $ 1.67       $ (5.97)
Weighted average number of basic shares outstanding................ 6,000,000    6,000,000    6,827,506    9,907,535    10,453,548
Weighted average number of diluted shares outstanding.............. 6,000,000    6,000,000    6,898,870   10,180,900    10,453,548

Other data:
Weighted average investment in finance receivables(1)..............   $ 3,198      $ 5,842     $ 13,574    $ 107,200     $ 145,296
Collections on managed receivables(2)..............................     6,252       12,420       20,585       85,846        73,068
EBITDA(3)..........................................................     1,162        1,268       18,751       34,807       (80,620)
Collections applied to principal (accretion) on finance receivables       832        2,111       (3,413)     (13,145)       28,312
Cash flows provided by (used in)
 Operating activities..............................................     1,207        1,237          258       25,615        (9,673)
 Investing activities..............................................    (4,188)       1,431      (24,951)    (169,619)       31,291
 Financing activities..............................................     2,909       (2,374)      31,830      148,024       (26,672)
Charged-off balance of managed receivables(2)...................... $ 386,164  $ 1,104,574  $ 2,529,356  $ 4,904,861   $ 4,904,861
Number of managed accounts.........................................   193,566      580,338    1,265,529    1,977,575     1,977,575
Number of employees................................................       124          246          639        1,034           316

Balance sheet data:
Cash and cash equivalents..........................................     $ 476        $ 770      $ 7,906     $ 11,927       $ 6,873
Total debt.........................................................     3,793        2,106        6,789      111,306        87,301
Stockholders' equity...............................................   $ 1,608      $ 2,064     $ 46,425    $ 102,337      $ 38,722

- ---------------------------

(l) Includes all receivables managed by Creditrust, except for receivables that were included in Creditrust's initial and second securitizations, and represents the average investment balance during the period measured by the financial statement carrying value of portfolios of receivables determined by dividing the total value for the portfolio of receivables at the end of each month in the period by the number of months in the period.
(2) Managed receivables includes receivables that Creditrust owned and receivables that Creditrust serviced or invested in but did not own, including receivables in all of Creditrust's securitizations.
(3) EBITDA is defined as earnings before interest, taxes, depreciation and amortization. EBITDA is presented because Creditrust relied on this indicator in the management of its business as a key measure of its ability to derive cash from its investing and financing activities and because the indicator provided useful information regarding Creditrust's ability to service existing debt, incur additional debt and fund the purchase of additional receivables or meet other capital requirements. For instance, an increase in EBITDA would generally indicate that increases in income on finance receivables and servicing fees represent increased capacity to fund purchases of additional portfolios without reliance on external funding sources. Conversely, a reduction in the indicator would mean that there was less internally generated cash available for new portfolio investments. Additionally, the manner in which Creditrust computed EBITDA may not be the same way in which other companies computed similarly described data. Therefore, this data may not be comparable to similarly titled measures of other companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Creditrust was a leading information-based purchaser, collector and manager of defaulted consumer receivables. Receivables are the unpaid debts of individuals to credit grantors, including banks, finance companies, retail merchants and other service providers. Creditrust sought to use its proprietary pricing models and software systems as well as extensive information databases to generate high rates of return on purchased receivables. Most of its receivables were VISA(R) and MasterCard(R) credit card accounts that the issuing banks had charged off their books for non-payment. By purchasing receivables, Creditrust allowed credit grantors to make a recovery on these charged-off accounts.

From Creditrust's founding in 1991, Creditrust had made net purchases of charged-off receivables (measured at the amount charged off by the credit grantors that originated the charged-off VISA(R), MasterCard(R) and private label credit card accounts and consumer loan accounts at the date of charge-off) aggregating $0.8 million in 1991, $16.2 million in 1992, $38.4 million in 1993, $38.8 million in 1994, $49.1 million in 1995, $244.9 million in 1996, $718.4 million in 1997, $1.4 billion in 1998, $2.2 billion in 1999, and none in 2000. Creditrust invested since its founding in 1991 through December 31, 2000 $215.0 million to purchase receivables at a significant discount. At December 31, 2000, Creditrust managed 2.0 million accounts with an original charged-off amount of over $4.9 billion.

The following table illustrates Creditrust's revenue and collection experience for the periods indicated:

                                                                                         As of and for the Year Ended
                                                                                         ----------------------------

                                                                                                 December 31,

                                                                                    1998            1999             2000
                                                                                    ----            ----             ----

                                                                                            (dollars in thousands)
Revenues:
   Income on finance receivables............................................     $ 12,817         $ 70,489        $ 36,491
   Servicing fees...........................................................        3,110            5,508           2,055
   Income on investment in securitizations..................................          533            5,027           3,603
   Gain on sale.............................................................       18,414               --              --
                                                                                   ------               --              --

Total revenues..............................................................       34,874           81,024          42,149
                                                                                   ------           ------          ------

Collections on managed receivables(1).......................................       20,585           85,846          73,068
Weighted average investment in finance receivables(2).......................       13,574          107,200         145,296
Weighted average charged-off balance on managed receivables(1)(3)...........    1,474,085        3,786,118       4,904,861
Charged-off balance of managed receivables (at end of period)(1)(4).........  $ 2,529,356      $ 4,904,861     $ 4,904,861


- ---------
(1) Managed receivables includes receivables that Creditrust owns and receivables that Creditrust services or invested in but does not own, including receivables in all of Creditrust's securitizations.
(2) Includes all receivables managed by Creditrust, except for receivables that were included in Creditrust's initial and second securitizations, and represents the average investment balance during the period measured by the financial statement carrying value of portfolios of receivables determined by dividing the total value for the portfolio of receivables at the end of each month in the period by the number of months in the period.
(3) Represents the average of the charged-off balances managed by Creditrust determined by dividing the total charged-off balance at the end of each month in the period by the number of months in the period.
(4) Represents the balance of receivables managed by Creditrust as of the end of the period measured by balances charged off by the credit grantors.

Creditrust accounted for its investment in finance receivables on an accrual basis using static pools. Static pools were established using similar accounts with similar attributes, usually based on acquisition timing and/or by seller. Once a static pool was established the receivables in the pool were not changed. The difference between the contractual receivable balance of the accounts in the static pools and the cost of each static pool (the discount) was not recorded since Creditrust expected to collect a relatively small percentage of each static pool's contractual receivable balance. Each static pool was initially recorded at cost. See Note C of Notes to Consolidated Financial Statements.

For accounting purposes, each static pool was measured as a unit for the estimated economic life of the static pool (similar to a loan). Income on finance receivables, collections applied to principal on finance receivables and provisions for loss or impairment were established on a pool by pool basis. The effective interest rate for each static pool was estimated based on the estimated monthly collections over the estimated economic life of each pool. The estimated economic life of each static pool was five years based on Creditrust's collection experience. Income on finance receivables was accrued monthly based on each static pool's effective interest rate applied to each static pool's monthly opening carrying value. While these monthly accruals increased the carrying value of each pool, monthly collections received for each static pool reduced each static pool's carrying value. To the extent collections in any period exceeded the income accruals for the pool for such period, the carrying value of the pool was reduced and the reduction was recorded as collections applied to principal. After the carrying value of any static pool was fully amortized, any further collections on that pool were recorded entirely as income on finance receivables. If the income accrual in any period was greater than collections for such period, then the carrying value of the pool accreted. Creditrust typically recorded accretion in the early months of ownership of the static pool as a result of collection rates being lower than the estimated effective yield, which reflected estimated collections for the entire economic life of the static pool.

Fair value for each static pool was determined by discounting the projected recovery value (estimated future cash flows) for the pool at the current effective interest rate being used. Any measurement of impairment and any provision for loss was determined separately for each static pool. To the extent Creditrust's estimate of future cash flow for a static pool, discounted at the then current estimated effective interest rate, increased or decreased, Creditrust adjusted the estimated effective interest rate prospectively. To the extent that the carrying value of a particular static pool exceeded its fair value, a charge to earnings was recognized in the amount of such excess or impairment. The estimated effective interest rate for each static pool was based on estimates of future cash flows from collections, and actual cash flows varied from estimates.

Creditrust monitored its models with a view toward refining the predictability of both the amount and timing of collections. For the years ended December 31, 1995 and 1996, Creditrust relied largely on the average past performance of its entire portfolio. During the year ended December 31, 1997, Creditrust implemented a further refinement in its cash flow models. The refinement included static pool-specific estimates and had the effect of reducing total future projected cash flows on a portfolio-wide basis. The total effect on the individual static pools of changes in estimates was to reduce earnings for the year ended December 31, 1997 by approximately $700,000 after taxes from the amount which would have been computed prior to this change.

In the fourth quarter of 1999, Creditrust reduced the remaining estimates by 12% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce earnings by $2.8 million after tax.

In the second quarter of 2000, Creditrust reduced the remaining collection estimates to reflect changes in circumstances that occurred during the quarter, including certain changes to the estimating methodology. The changes in circumstances that effected Creditrust's ability to meet collection estimates for the second quarter and prompted the revision of all future collections were:
a) the loss of servicing of the Warehouse Facility; b) the backup servicer's collections were significantly lower than when the finance receivables were managed by Creditrust, c) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility significantly changed the financial prospects of Creditrust, d) Creditrust's inability to secure additional financing to support its infrastructure and grow the operations, e) a reduction in personnel pursuant to the restructuring of Creditrust's operations prior to the filing of Chapter 11 reorganization, f) disruption of operations due to Creditrust's relocating all of its recovery personnel pursuant to Creditrust's restructuring, and f) the diminished prospects of Creditrust while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force.

Total cash flow for each of the above mentioned periods was unaffected by the change in future estimates, resulting in a reduction in income on finance receivables and an increase in the amount of collections applied to finance receivables. See Note E to the Notes to Consolidated Financial Statements.

In June 1998, Creditrust completed its first securitization of finance receivables (the "Initial Securitization"). The Initial Securitization included receivables owned with a charged-off amount of $412 million and a carrying value of $4.8 million as well as $6.5 million of receivables Creditrust was servicing for a third party with a charged-off amount of $692 million. These receivables were transferred to Creditrust SPV2, LLC ("SPV2"), a special purpose finance subsidiary. SPV2 issued an aggregate principal amount of $14.5 million of 6.43% Creditrust Receivables-Backed Notes, Series 1998-1, which notes are secured by the receivables transferred to SPV2 and a financial guaranty insurance policy. Creditrust completed its second securitization in December 1998 (the "Second Securitization"). The Second Securitization included receivables with a charged-off amount of $956 million and a carrying value of $28.6 million. Creditrust transferred the receivables to Creditrust SPV98-2, LLC ("SPV98-2"), a special purpose finance subsidiary. SPV98-2 issued an aggregate principal amount of $27.5 million of 8.61% Creditrust Receivables-Backed Notes, Series 1998-2, which notes were secured by the receivables transferred to SPV98-2 and a financial guaranty insurance policy. In August 1999, Creditrust completed its third securitization of finance receivables (the "Third Securitization"). The Third Securitization included receivables with a charged-off amount of $1.1 billion and a carrying value of $89 million. Creditrust transferred the receivables to Creditrust SPV99-1, LLC ("SPV99-1"), a special purpose finance subsidiary. SPV99-1 issued a aggregate principal amount of $40 million of 9.43% Creditrust Receivables - Backed Notes, Series 1999-1, which are secured by the receivables transferred to SPV99-1.

In the three securitizations, the projected recovery value of the transferred receivables exceeded the principal balance of the securitization notes. Creditrust retained an investment in securitizations for the two 1998 securitizations representing the residual interest in the securitized receivables. Creditrust initially acted as servicer with respect to the receivables included in the three securitizations, and received a servicing fee equal to 20% of collections. As servicer, Creditrust continued its collection activities with its customers as it otherwise would with owned receivables. Accordingly, customer relationships were not affected by securitizations.

After payment of all principal and interest on the securitization notes, Creditrust would have received all collections, subject to an obligation in the Initial Securitization to pay the seller of a portfolio of receivables, which Creditrust began servicing in 1997, 10% of collections with respect to this portfolio after aggregate collections on this portfolio exceed a specified amount.

The two 1998 securitizations qualified as sales under generally accepted accounting principles. The Third Securitization qualified as a financing transaction and the assets and liabilities were maintained on the consolidated balance sheet. Upon the closing of the Initial Securitization, Creditrust: (1) recognized gain on the sale of the owned receivables of $6.0 million, and (2) received total cash of $6.3 million, after payment of the purchase price of the serviced receivables included in the Initial Securitization and repayment of associated debt of $7.5 million in the aggregate and payment of related transaction costs. Of the $6.3 million in total cash, $435,000 was used to fund a reserve account in trust, leaving net cash of $5.8 million for use in Creditrust's business. Upon the closing of the Second Securitization,
Creditrust: (1) recognized gain on sale of $11.0 million, and (2) received total cash of $7.3 million, after repayment of associated debt and Creditrust's cash used to finance the receivables of $19.5 million in the aggregate and payment of related transaction costs. Of the $7.3 million in total cash, $1.6 million was used to fund a reserve account in trust, leaving net cash of $5.7 million for use in Creditrust's business. The investment in securitizations were accounted for under the provisions of SFAS 115 as debt securities available-for-sale and was originally estimated to accrue income at the rate of 12% per annum. This accrual is a non-cash item included in the statement of earnings as interest on investment in securitizations and in the balance sheet as a component of the fair value of the investment in securitizations. Once the securitization notes were retired, recoveries would be applied to reduce the carrying amount of the investment in securitizations. Creditrust recorded its investment in securitizations at fair value and any unrealized gains and losses, net of the related tax effect, generally were not reflected in earnings but were recorded as a separate component of stockholders' equity until realized. A decline in the value of the investment in securitizations which is larger than any unrealized gain and which is deemed other than temporary would be charged to earnings and result in the establishment of a new cost basis.

Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, Creditrust computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCOG purchase offer, Creditrust believed NCOG's value was the best available indication of market value and in the second quarter of 2000 reduced the carrying value to reflect NCOG's effective offer. Hence, the carrying value of the investment in securitizations was impaired by $18.8 million in the second quarter of 2000.

In April 2000, Creditrust received notification from the note insurer, AGI, of a non-payment related default and that it was terminating Creditrust's servicing rights effective May 1, 2000 on the Series 1998-2 securitization. The successor servicer was paid a servicing fee of 30% on monthly collections. Once the bond is retired in full, including all interest and other administrative expenses of the trust, the servicing will revert back to Creditrust. The carrying value of the Series 1998-2 securitization at December 31, 2000 was $2.1 million, which is net of the outstanding bond balance of $10.1 million.

The carrying value of Series 1998-1 securitization at December 31, 2000 was $6.9 million. In August 2000, Creditrust retired the Series 1998-1 bond in full, including all outstanding interest and administrative fees. Pursuant to the retirement of the Series 1998-1 bond, the cash reserve of $1.3 million was returned to Creditrust. See Notes to Consolidated Financial Statements for additional discussion concerning the financial statement effects of the securitizations. See also the General section under Item 1 above for an update on the settlement agreement with AGI.

In August 1999, Creditrust borrowed $40 million in an interim financing through Creditrust SPV99-2, LLC ("SPV99-2"), a wholly owned subsidiary. The loan is structured similar to a securitization. SPV99-2 issued a note to institutional investors and used the proceeds to purchase $37.3 million of receivables. The notes were backed by a parent guarantee from Creditrust. Unless this facility was fully retired by May 2000, its terms required a conversion to a term loan due August 2003. The facility required all collections to be used for debt service and required Creditrust to use any proceeds from capital markets transactions or certain asset sales to pay down the debt. The interest rate was 12% per annum, until conversion to a term loan, and 15% thereafter. Upon conversion, a conversion fee of 3.25% was payable out of the collections on the receivables, and warrants at market price for 10% of the fully diluted common stock at the time of conversion would have been released from escrow to the lenders. As of December 31, 2000, Creditrust had $33.8 million outstanding under this facility. Interest expense totaled $1.9 million and $6.1 million in 1999 and 2000, respectively. See Note J to the Consolidated Financial Statements. See also the General section under Item 1 above for an update on the amended agreements with the SPV99-2 Noteholders.

Income taxes or tax benefits have been provided in the results of operations based on the statutory federal and state rates on accounting income. Temporary differences arise because income on finance receivables is recognized on the cost recovery method for federal income tax purposes. Under the cost recovery method, gross collections on finance receivables are not taxable until the cost of the finance receivables have been collected. In addition, temporary differences arise from gain on sale because of securitizations, which are treated as financings for tax purposes. Permanent differences between the statutory rates and actual rates are minimal. Temporary differences in recognition of income on finance receivables and gain on sale have resulted in deferred tax liabilities. Temporary differences in recognition of assumed utilization of net operating losses, reorganization costs capitalized for tax purposes and deferred gains generally have accumulated deferred tax assets. Creditrust's deferred tax liabilities grew significantly through 1999 as a result of the rapid increase in purchases of receivables and gains from securitizations by Creditrust, providing Creditrust with additional liquidity offered by the deferred tax liabilities. In 2000, the deferred liabilities declined due principally to the write down of the finance receivables. Also in 2000, a significant book and tax loss increased the net operating loss carryforward. The net deferred tax benefit resulting from the combination of the deferred tax liabilities offset by the significant deferred tax asset generated principally by the utilization of net operating loss carryforwards, resulted in net deferred tax assets of $16.8 million as of December 31, 2000. The utilization of net operating loss carryforward is an estimate based a number of factors beyond Creditrust's control including the level of taxable earnings available from successful operations in the future. Tax net operating losses are further impacted by IRC Section 382 provisions that limit the amount of net operating loss carryforward that can be used each year when there has been a change in control such as the merger with NCO Portfolio Management, Inc.

Results of Operations

The following table sets forth certain statement of earnings and supplemental cash flow data on an historical basis, each as a percentage of revenues:

                                                                             Year Ended December 31,

                                                                        1998             1999            2000
                                                                        ----             ----            ----

Revenue:
   Income on finance receivables.............................           36.8%             87.0%           86.6%
   Servicing fees............................................            8.9               6.8             4.9
   Income on investment in securitizations...................            1.5               6.2             8.5
   Gain on sale..............................................           52.8              --              --
                                                                        ----              --              --
       Total revenue.........................................          100.0             100.0           100.0
                                                                       -----             -----           -----

Expenses from operations:
   Personnel.................................................           34.2              40.4            55.4
   Communications............................................            4.7               4.8             6.6
   Rent and other occupancy..................................            3.4               3.5            12.0
   Impairment of securitizations.............................            --                --             44.7
   Impairment of finance receivables.........................            --                --            125.4
   Restructuring costs.......................................            --                --             20.8
   Other expenses............................................            5.9              11.5            32.1
                                                                         ---              ----            ----
       Total expenses from operations........................           48.2              60.2           297.0
                                                                        ----              ----           -----

Earnings (loss) from operations..............................           51.8              39.8          (197.0)

Other income (expense):
   Interest and other income.................................            0.9               1.9             1.9
   Interest expense..........................................           (1.8)             (7.3)          (30.8)
Reorganization items:
   Professional fees.........................................            --                --             (6.2)
                                                                         --                --             -----

Earnings (loss) before income taxes and extraordinary loss...           50.9              34.4          (232.1)
Provision for income taxes (benefit).........................           20.1              13.4           (84.2)
                                                                        ----              ----           ------

Earnings (loss) before extraordinary loss....................           30.8              21.0          (147.9)
Extraordinary loss (net of taxes)............................           (1.6)             --              --
                                                                        -----             --              --

Net earnings (loss)..........................................           29.2              21.0          (147.9)
                                                                        ====              ====          =======

EBITDA.......................................................           53.8              43.0          (185.3)
Collections applied to principal (accretion) on receivables..           (9.8)%           (16.2)%          67.2%


Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues. Total revenues decreased by $38.9 million, or 48.0%, from $81.0 million for the year ended December 31, 1999 to $42.1 million for the year ended December 31, 2000. Contributing to the decrease were lower income on finance receivables, servicing income and income on investment in securitizations. Of the $38.9 million decrease, $34.0 million was attributable to finance receivables and reflects the effect of lower investment in receivables as a result of the impairment in the second quarter of 2000, generally lower effective interest rate returns compared to prior year reports due to lowered estimates and from the effect on income of approximately $54.8 million in weighted average investment of in finance receivables not earning any income during the year. Additionally, there was a decrease in servicing income of $3.5 million and income on investment in securitizations of $1.4 million. Servicing fees, while expected to decline since Creditrust is no longer undertaking securitizations, were primarily lower due to the loss of servicing for the Series 1998-2 securitization. Income on securitizations declined principally due to the lower investment balance of the securities as the result of the revaluation of the securities to market.

Income on finance receivables decreased by $34.0 million, or 48.2%, from $70.5 million for the year ended December 31, 1999 to $36.5 million for the year ended December 31, 2000. The decrease of $34.0 million in finance receivables reflects the effect of lower investment in receivables as a result of the impairment in the second quarter of 2000, generally lower effective interest rate returns compared to prior year reports due to lowered estimates, including certain changes to the estimating methodology, and from the effect on income of approximately $54.8 million in weighted average finance receivables not earning any income. In the first quarter of 2000, Creditrust reduced the remaining estimates by 6% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce earnings in the first quarter of 2000 by $1.4 million after tax. The changes in circumstances that effected Creditrust's ability to meet collection estimates in the second quarter that prompted the revision of all future collections were: a) the loss of servicing of the Warehouse Facility; the backup servicer collections were significantly lower than when the finance receivables were managed by Creditrust, b) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility significantly changed the financial prospects of Creditrust, c) Creditrust's inability to secure additional financing, d) a decrease in personnel pursuant to the restructuring of its operations prior to the filing of Chapter 11 reorganization, e) disruption of operations due to Creditrust's relocating all of its recovery personnel pursuant to the restructuring of its operations, and f) the diminished prospects of Creditrust while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force. After the impairment of a static pool, no income is recorded on that pool and collections are recorded as return of capital. The revision of estimates caused collections to be allocated more to amortization of finance receivables than to income on finance receivables for the year ended December 31, 2000. Net collections applied to amortization or (accretion) of finance receivables was ($13.1) million and $28.3 million for the years ended December 31, 1999 and 2000, respectively. Collections on managed receivables decreased by $5.4 million, or 6.3%, from $85.8 million for the year ended December 31, 1999 to $80.4 million for the year ended December 31, 2000. There were no new purchases in 2000, which further contributed to the decline in income on finance receivables over last year.

Servicing fees decreased by $3.5 million, or 62.7%, from $5.5 million for the year ended December 31, 1999 to $2.0 million for the year ended December 31, 2000. Recorded servicing fees represent 20% of collections from the two investments in securitization. Effective May 2000, Creditrust was removed as servicer on its Series 1998-2 securitization, and servicing was transferred to a new third party servicer. Servicing fees lost due to the change are estimated at $1.1 million from May 2000 through year-end. Additionally, servicing fees were higher in the year ended December 31, 1999 compared to December 31, 2000 due to collections on the securitization portfolios reaching their peak in mid 1999.

Income on investment in securitizations decreased $1.4 million, or 28.3%, from $5.0 million for the year ended December 31, 1999 to $3.6 million for the year ended December 31, 2000. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, Creditrust computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, Creditrust believed NCO's value was the best available indication of market value and has reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million in the second quarter. Income was lower in 2000 due to the lower investment balance due to the impairment.

Expenses from Operations. Total expenses from operations, prior to the one-time charges for restructuring and impairment of finance receivables and securitizations in 2000 of $8.8 million and $71.7 million, respectively, and the special charges of $1.7 million in 1999, decreased by $2.2 million, or 4.9%, from $47.0 million for the year ended December 31, 1999 to $44.8 million for the year ended December 31, 2000. Operating expenses decreased slightly in 2000 primarily as a result of the restructuring of operations and the loss of servicing the Warehouse Facility and Series 1998-2 securitization which decreased the finance receivables under Creditrust's management. Included in operating expenses for 1999 are special charges of $1.3 million relating to the termination of a portion of a forward flow agreement and $436,000 for the write down of deferred costs associated with a terminated capital markets transaction.

Personnel expenses decreased by $9.3 million, or 28.6%, from $32.7 million for the year ended December 31, 1999 to $23.4 million for the year ended December 31, 2000. The decrease in personnel expenses was attributable to a decrease in overall staffing related to Creditrust's downsizing as part of its restructuring. Staffing requirements were lowered as receivables under management decreased due to the loss of servicing of the Series 1998-2 securitization and the Warehouse Facility portfolio. By the end of the year, total employees were reduced to 316, down from 1034 at December 31, 1999.

Communications costs decreased by $1.1 million, or 28.8%, from $3.9 million for the year ended December 31, 1999 to $2.8 million for the year ended December 31, 2000. This decrease was principally due to lower utilization of long distance telephone services and credit reporting services in the last three quarters of 2000 as Creditrust lost servicing on the Warehouse Facility and 1998-2 securitization pools in May 2000.

Professional fees increased by $3.0 million, or 100.0%, from $3.0 million for the year ended December 31, 1999 to $6.0 million for the year ended December 31, 2000, primarily as a result of expenses incurred in connection with Creditrust's workout and reorganization planning efforts prior to the filing of Chapter 11. Other professional fees include amortization of deferred financing costs, accounting fees, investor relations expenses, other consulting fees, and miscellaneous other costs.

Rent and other occupancy costs increased $2.2 million, or 76.8%, from $2.9 million for the year ended December 31, 1999 to $5.1 million for the year ended December 31, 2000. This increase was due to the opening of Creditrust's third operations center in September 1999 and expansion of its operations early in 2000 boosting costs for the year ended 2000 as compared to 1999.

Contingency legal and court costs increased $1.6 million, or 67.8%, from $2.4 million for the year ended December 31, 1999 to $4.0 million for the year ended December 31, 2000. This increase is due to the increased volume of receivables being collected by third party attorneys in 2000 as compared to 1999.

General and administrative expenses increased $1.4 million, or 66.2%, from $2.1 million for the year ended December 31, 1999 to $3.5 million for the year ended December 31, 2000. General and administrative expenses increased proportionately with the increase in personnel in the first half of 2000 and include office expenses, travel and entertainment, trustee fees, bank service charges, repairs and maintenance, and property taxes. Expenses for the second half of 2000 were reduced to prior year levels as the part of Creditrust's restructuring of operations.

Earnings (loss) from Operations. Earnings (loss) from operations decreased by $115.4 million, from $32.3 million for the year ended December 31, 1999 to a loss of $83.1 million for the year ended December 31, 2000. The decrease resulted primarily from the reduced income on finance receivables, impairment of finance receivables and investment in securitization and restructuring costs.

Other Income (Expense). Other income (expense) increased $7.8 million, from an expense of $4.4 million for the year ended December 31, 1999 to an expense of $12.2 million for the year ended December 31, 2000. This increase resulted from a $744,000 decrease in interest and other income primarily due to lower invested funds as compared to the prior year, and an increase in interest expense of $7.1 million as a result of higher borrowings incurred in connection with the Third Securitization, interim financing and the credit facilities.

Earnings (loss) Before Income Taxes. As the result of the foregoing, earnings
(loss) before income taxes decreased from $27.9 million for the year ended December 31, 1999 to a loss of $97.9 million for the year ended December 31, 2000.

Provision for Income Taxes. Income tax rate was 39% for the years ended December 31, 1999 and 2000. Creditrust's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. A deferred tax asset of $16.8 million was recorded as of December 31, 2000, compared to a deferred tax liability of $20.1 million at December 31, 1999. In 2000, the deferred liabilities declined due principally to the write down on the finance receivables. Also in 2000, a significant book and tax loss significantly increased the net operating loss carryforward. The net deferred tax benefit resulting from the combination of the deferred tax liabilities on the one hand, offset by the significant deferred tax asset generated principally by the utilization of net operating loss carryforward, resulted in the increase in the net deferred tax benefit.

Net Earnings (loss). Net earnings (loss) decreased from $17.0 million for the year ended December 31, 1999 to a loss of $62.4 million for the year ended December 31, 2000. This decrease resulted from the same factors which affected earnings (loss) from operations.

EBITDA. EBITDA decreased by $115.4 million, from $34.8 million for the year ended December 31, 1999 to a loss of $80.6 million for the year ended December 31, 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues. Total revenues increased by $46.1 million, or 132.3%, from $34.9 million for the year ended December 31, 1998 to $81.0 million for the year ended December 31, 1999. This increase was primarily due to increased income on finance receivables resulting from receivables purchased during the year.

Income on finance receivables increased by $57.7 million, or 450%, from $12.8 million for the year ended December 31, 1998 to $70.5 million for the year ended December 31, 1999. This increase was attributable to the purchase of receivables throughout 1999 with proceeds from the follow-on public offering, SPV 99-2 financing, the Third Securitization, and Creditrust's Warehouse and revolving credit facilities. Creditrust's weighted average investment in receivables increased by $93.6 million, or 689.7%, from $13.6 million during the year ended December 31, 1998 to $107.2 million during the year ended December 31, 1999. The weighted average charged-off balance of the receivables managed by Creditrust correspondingly increased by $2.3 billion, or 156.8% from $1.5 billion at December 31, 1998 to $3.8 billion at December 31, 1999. Collections on managed receivables increased by $65.2 million, or 317%, from $20.6 million for the year ended December 31, 1998 to $85.8 million for the year ended December 31, 1999. The growth in managed collections was higher than the growth in the managed charged-off balance principally because Creditrust purchased what it believed to be more valuable receivables more recently charged-off by the originating institution. In the fourth quarter of 1999, Creditrust reduced the remaining collection estimates by 12% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce income on finance receivables in 1999 by $4.6 million, or $2.8 million after tax.

Servicing fees increased by $2.4 million, or 77.1%, from $3.1 million for the year ended December 31, 1998 to $5.5 million for the year ended December 31, 1999. The increase was due to the receipt of servicing fees for all of 1999 under the Initial Securitization and the Second Securitization, compared to six months of servicing fees under the Initial Securitization in 1998.

Income on investment in securitizations increased $4.5 million, or 842.2%, from $534,000 for the year ended December 31, 1998 to $5.0 million for the year ended December 31, 1999. The income on investment in securitizations increased because in 1999 Creditrust recognized income accrued on the Second and Third Securitizations and the twelve months of income accrued on the Initial Securitization as compared to six months of income accrued in 1998.

Gain on sale for 1998 included $17.0 million gain on sale resulting from Creditrust's Initial and Second Securitizations, an $800,000 gain on sale resulting from the sale of a portfolio of receivables, and a $658,000 gain on sale resulting from the resale of a portfolio of receivables repurchased under a settlement agreement. In this latter transaction, previously deferred income of $895,000 was recognized against a $237,000 cost of resale. There were no comparable gain on sale transactions in 1999.

Expenses from Operations. Total expenses from operations, prior to special charges of $1.7 million, increased by $30.2 million, or 179.9%, from $16.8 million for the year ended December 31, 1998 to $47.0 million for the year ended December 31, 1999. Operating expenses increased in 1999 primarily as a result of increased personnel expenses associated with the rapid growth of Creditrust's managed receivables base and associated recovery efforts. Included in operating expenses were special charges of $1.3 million relating to the termination of a portion of a forward flow agreement and $436,000 for the write down of deferred costs associated with a terminated capital markets transaction.

Personnel expenses increased by $20.8 million, or 174.5%, from $11.9 million for the year ended December 31, 1998 to $32.7 million for the year ended December 31, 1999. Major categories of personnel expense increases included: (a) recruiting, training and compensation costs associated with the increase in the number of employees from 639 to 1,034 needed to service the larger volume of managed receivables, and (b) additional costs for development, installation and training associated with Creditrust's expanded information technology systems.

Communications costs increased by $2.3 million, or 137.3%, from $1.6 million for the year ended December 31, 1998 to $3.9 million for the year ended December 31, 1999. This increase was due to greater use of credit reporting and long distance telephone services to service the higher volume of managed receivables.

Professional fees increased by $2.0 million, or 200%, from $1.0 million for the year ended December 31, 1998 to $3.0 million for the year ended December 31, 1999, primarily as a result of increased accounting fees and legal costs, investor relations expenses, and other consulting fees.

Contingency legal and court costs increased from $349,000 for the year ended December 31, 1998 to $2.4 million for the year ended December 31, 1999. This increase was due to the increased volume of receivables purchased in 1999 and the proportionate share of accounts being collected by attorneys.

Rent and other occupancy costs increased from $1.2 million for the year ended December 31, 1998 to $2.9 million for the year ended December 31, 1999 as Creditrust entered into its third operations center lease in July 1999.

General and administrative expenses increased from $686,000 for the year ended December 31, 1998 to $2.1 million for the year ended December 31, 1999. These expenses increased proportionately with the increase in personnel and include office expenses, travel and entertainment, trustee fees, bank service charges, repairs and maintenance, and property taxes.

Earnings from Operations. Earnings from operations increased by $14.2 million, or 78.5%, from $18.1 million for the year ended December 31, 1998 to $32.3 million for the year ended December 31, 1999. The increase was due to the growth in income on finance receivables revenue attributable to the high volume of receivables purchases in 1999, offset by an expected increase in operating expenses attributable to Creditrust's growth in recovery efforts.

Other Income (Expense). Other income (expense) increased from an expense of $304,000 for the year ended December 31, 1998 to an expense of $4.4 million for the year ended December 31, 1999. This increase resulted from a $1.2 million increase in interest and other income primarily due to interest earned on short term cash equivalent investments which were acquired with proceeds from the follow-on public offering and the Third Securitization offset by an increase in interest expense of $5.3 million as a result of higher borrowing incurred in connection with the Third Securitization, interim financing and the credit facilities.

Earnings Before Income Taxes and Extraordinary Loss. As the result of the foregoing, earnings before income taxes and extraordinary loss increased from $17.8 million for the year ended December 31, 1998 to $27.9 million for the year ended December 31, 1999.

Provision for Income Taxes. Income tax rates were 39% for the years ended December 31, 1998 and 1999. Creditrust's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Deferred tax liabilities increased from $11.9 million at December 31, 1998 to $20.1 million at December 31, 1999.

Net Earnings. Net earnings increased by $6.8 million, or 66.9% from $10.2 million for the year ended December 31, 1998 to $17.0 million for the year ended December 31, 1999. This increase resulted from the same factors which affected earnings from operations, along with a $3.9 million increase in tax expense.

EBITDA. EBITDA increased by $16.0 million, or 85.6%, from $18.8 million for the year ended December 31, 1998 to $34.8 million for the year ended December 31, 1999. EBITDA increased slightly more than earnings from operations due to growth in interest income and depreciation expense of $1.8 million in 1999.


Financial Condition

Cash and Cash Equivalents. Cash and cash equivalents decreased from $11.9 million as of December 31, 1999 to $6.9 million as of December 31, 2000, due to net cash used in financing activities and operating activities exceeding net cash provided by investing activities.

Finance Receivables. Investment in finance receivables decreased $81.2 million, from $187.9 million, as of December 31, 1999 to $103.7 million as of December 31, 2000. Creditrust made no purchases of finance receivables during the year ended December 31, 2000. An impairment of the fair value of finance receivables in the amount of $52.9 million was recorded in 2000. Net amortization of finance receivables of $28.3 million was recorded for the year ended December 31, 2000 as more cash collected was applied to the reduction of principal than applied to income on finance receivables.

Investment in Securitizations. Investment in securitizations decreased $22.1 million, from $31.2 million at December 31, 1999 to $9.1 million as of December 31, 2000. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, Creditrust computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCO purchase offer, Creditrust believed NCO's value was the best available indication of market value and reduced the carrying value to reflect NCO's effective offer. Hence, the carrying value was impaired by $18.8 million in the second quarter. During 2000, the Series 1998-1 securitization was repaid in full, including administrative and trustee fees. A cash reserve of $1.3 million was returned to Creditrust. After payment of interest and principal on the securitization notes, servicing costs, trustee fees, insurance premiums and certain other costs, all remaining residual cash flows with respect to the securitized receivables are for the account of Creditrust. Residual collections attributable to the Series 1998-1 securitization were $1.6 million for the year ended December 31, 2000.

Property and Equipment. Property and equipment, net, decreased $6.2 million, from $9.3 million as of December 31, 1999 to $3.1 million as of December 31, 2000. Creditrust made $3.0 million of property and equipment purchases in 2000 as Creditrust continued its business plan and expanded its operations in the first part of the year. Later in 2000, Creditrust restructured its operations and wrote off certain property and equipment totaling $7.5 million.

Deferred Costs. Deferred costs increased $1.4 million, from $3.1 million as of December 31, 1999 to $4.5 million as of December 31, 2000. This increase is attributable to the capitalization of conversion fees associated with the conversion of Creditrust's SPV99-2 Interim Financing to a long-term note. The loan was converted early by agreement concluded in April 2000. The early conversion enabled Creditrust to better meet its liquidity requirements by allowing payment of a servicing fee of 40% of collections effective March 2000, up from none. As a condition of early conversion, the interest on the note increased to 15%, the conversion fee payable from collections was increased to 8.5% and the term of the loan was shortened to September 30, 2002, among other concessions.

Deferred Tax Assets. Creditrust's deferred tax asset at December 31, 2000 was $16.8 million compared to a deferred tax liability of $20.1 million as of December 31, 1999. The change from a deferred tax liability to a deferred tax asset was primarily attributable to the effect of a material increase in the net operating loss carryforwards to future year's taxable income. Net operating losses have the impact of deferring tax payments until and unless, Creditrust, or the successor NCO Portfolio Management Inc., actually generates taxable income sufficient to utilize the carryforwards.

Other Assets. Other assets decreased $900,000, from $2.1 million as of December 31, 1999 to $1.2 as of December 31, 2000. Other assets as of December 31, 1999 consisted of a receivable from capital lease commitment, servicing fee receivable from the initial securitization and the second securitization, prepaid insurance and deposits. Other assets as of December 31, 2000 consisted of [servicing fees receivable from the second securitization], prepaid insurance and deposits.

Accounts Payable and Accrued Expenses. Accounts payable and accrued expenses not subject to compromise decreased $900,000, from $5.0 million at December 31, 1999 to $4.1 million at December 31, 2000. The decrease is due to the proportionate reduction in operating expenses related to the restructuring of operations in 2000, offset by higher accruals for reorganization expenses incurred in 2000 in connection with the filing of Chapter 11. Other under-secured and unsecured liabilities reclassified as liabilities subject to compromise recorded pursuant to the filing of Chapter 11 totaled $13.5 million as of December 31, 2000.

Notes Payable. Notes payable decreased $24.0 million, from $111.3 million as of December 31, 1999 to $87.3 million as of December 31, 2000. The decrease in notes payable was attributable to the repayment of debt from collections on its outstanding credit facilities. Notes payable are presented net of an original issue discount of $699,000 from the issuance of warrants in connection with the conversion of the SPV99-2 financing to a term note effective in March 2000.

Capitalized Lease Obligations. Capital lease obligations decreased $3.8 million, from $5.2 million as of December 31, 1999 to $1.4 million as of December 31, 2000. The decrease was due principally to the reclassification to under-secured liabilities on the rejection of certain capital lease obligations pursuant to the filing of Chapter 11.

Other Liabilities. Other liabilities decreased $1.4 million, from $1.6 million as of December 31, 1999 to $200,000 as of December 31, 2000. Other liabilities as of December 31, 1999 and 2000 consisted primarily of lease incentives attributable to Creditrust's facilities leases. During 1999, Creditrust recorded $1.2 million in lease incentives relating to landlord paid tenant improvements for its third operations center. During 2000, Creditrust closed its third operations center and storage facility, and wrote off $1.2 million in un-amortized lease incentives.

Total Stockholders' Equity. Total stockholders' equity decreased $63.6 million, from $102.3 million at December 31, 1999 to $38.7 million at December 31, 2000 as a result of a net loss of $62.4 million during year ended December 31, 2000, $2.2 million (net of taxes) from unrealized gains related to the fair value of Creditrust's investment in securitizations, and $1.0 million of additional paid in capital recorded as an original issue discount in connection with the issuance of stock warrants as Creditrust converted SPV99-2 Interim Financing facility to long term.

Liquidity and Capital Resources

Historically, Creditrust has derived substantially all of its cash flow from collections on finance receivables and servicing income. The primary sources of funds to purchase receivables are cash flow, asset backed securitizations, the SPV99-2 credit facility, borrowings under two credit facilities and equity capital.

As of December 31, 2000, Creditrust had cash and cash equivalents of $6.9 million. Cash used in operating activities was $9.6 million for the year ended December 31, 2000. There were no purchases of finance receivables for the year 2000. No credit was available under Creditrust's pre-petition credit facilities as of December 31, 2000.

In September 1998, Creditrust, through Creditrust Funding I, LLC, a wholly owned consolidated special purpose financing subsidiary, entered into a securitized receivables acquisition facility (the "Warehouse Facility") with Banco Santander, New York. Utilizing an indenture and servicing agreement and an independent trustee, Creditrust secured an initial $30 million two-year funding commitment. The Warehouse Facility carried an initial floating interest rate of 65 basis points over LIBOR and was "AA" rated by Standard & Poor's Corporation. The Warehouse Facility is secured by a trust estate, primarily consisting of certain receivables purchased by Creditrust. Creditrust placed some of the receivables assembled in the facility into the securitizations completed in December 1998 and August 1999, and although not required under the Warehouse Facility, was initially able to securitize additional receivables that were part of this trust estate, subject to market conditions. Additional reserves were required to the extent of certain cash reserves available after pay off of Creditrust's Initial and Second Securitizations. Creditrust's right to service the receivables funded by the Warehouse Facility automatically terminated on a monthly basis subject to reappointment by the note insurer. Generally, the Warehouse Facility provided 95% of the acquisition cost of receivables purchased and Creditrust funded the remaining 5%. Creditrust also made a one time $900,000 liquidity reserve payment. Borrowings under the Warehouse Facility were interest-only for six months, after which time all collections of receivables, after payment of servicing costs including the servicing fee for Creditrust, are used to reduced the borrowings. The interest only period ended with February 2000. The Warehouse Facility was amended in February 2000, requiring the facility to be reduced to $19.0 million by July 10, 2000 and the servicing fee increased to 35%. These servicing fees are eliminated in consolidation. There is no availability remaining under this facility. The loan went into default in 2000. See below under Events Leading to the Commencement of the Chapter 11 Petition and Note J to the Consolidated Financial Statements.

In October 1998, Creditrust entered into a $20.0 million revolving line of credit with a commercial lender to provide receivables acquisition financing (the "Line of Credit Facility") with Sunrock Capital Corp., a commercial lender. The facility had a term of three years during which time Creditrust could borrow and repay funds to purchase receivables at 80% of cost. Interest was based on prime plus 0.5% or LIBOR plus 2.5% at the option of Creditrust on each advance. The facility was secured by substantially all of Creditrust's assets, other than receivables in the Warehouse Facility, the securitizations and the SPV 99-2 facility. Debt service on the Line of Credit Facility was interest only for six months after a file was purchased. The interest only period ended with February 2000. After six months, principal was amortized over twenty-four months. The loan went into default in 2000. See below under Events Leading to the Commencement of the Chapter 11 Petition and Note J to the Consolidated Financial Statements.

On March 19, 1999, Creditrust commenced a follow-on public offering of 2.4 million shares of common stock at a public offering price of $19.00 per share. After payment of underwriting discounts and commissions and other offering expenses, Creditrust received net proceeds of $42.5 million. The proceeds were used to purchase additional portfolios and contribute to working capital.

In August 1999, Creditrust borrowed $40 million in an interim financing through Creditrust SPV99-2, LLC ("SPV99-2"), a wholly owned subsidiary. The loan is structured similar to a securitization. SPV99-2 issued a note to institutional investors and used the proceeds to purchase $37.3 million of receivables. The notes were backed by a parent guarantee from Creditrust. Unless this facility was fully retired by May 2000, its terms required a conversion to a term loan due August 2003. The facility required all collections to be used for debt service and required Creditrust to use any proceeds from capital markets transactions or certain asset sales to pay down the debt. The interest rate was 12% per annum, until conversion to a term loan, and 15% thereafter. Upon conversion, a conversion fee of 3.25% was payable out of the collections on the receivables, and warrants at market price for 10% of the fully diluted common stock at the time of conversion would be released from escrow to the lenders. As of December 31, 2000 Creditrust had $33.8 million outstanding under this facility. Interest expense totaled $1.9 million and 6.1 million in 1999 and 2000. The loan went into default in 2000. See below under Events Leading to the Commencement of the Chapter 11 Petition and Note J to the Consolidated Financial Statements.

On August 29, 1999, Creditrust completed its third securitization of finance receivables (the "Third Securitization"). The Third Securitization included receivables with a charged-off amount of $1.1 billion and a carrying value of $89 million. Creditrust transferred the receivables to Creditrust SPV99-1, LLC ("SPV99-1"), a special purpose finance subsidiary. SPV99-1 issued an aggregate principal amount of $40 million of 9.43% Creditrust Receivables - Backed Notes, Series 1999-1, which are secured by the receivables transferred to SPV99-1. The loan went into default in 2000. See below under Events Leading to the Commencement of the Chapter 11 Petition and Note J to the Consolidated Financial Statements.

In March 2000, Creditrust borrowed $648,000 from its Chairman of the Board and Chief Executive Officer pursuant to a short-term note. The proceeds of the note were used to pay an obligation of Creditrust under the Line of Credit Facility. The note matured in April 2000 and carried interest at 6% per annum, payable upon maturity. The loan went into default in 2000. See below under Events Leading to the Commencement of the Chapter 11 Petition and Note S to the Consolidated Financial Statements.

Creditrust had entered into forward flow contracts with a number of credit grantors. These contracts obligated Creditrust to make monthly purchases of receivables portfolios provided they met certain agreed-upon criteria. These commitments have expired or terminated. See Note N to the Consolidated Financial Statements.

Creditrust's liquidity had been adversely impacted by its lower than estimated collections and higher cost of receivables purchased in 1999 under forward flow contracts. Creditrust had experienced difficulty in obtaining financing with amortization and other terms appropriately matched to the anticipated cash flows from receivables that would be purchased with the financing. Creditrust believed that other receivable purchasers had experienced similar difficulties in its financial market. Creditrust anticipated that its operating cash flow and strategic sales of receivables that could only occur subsequent to consent by various lenders would be sufficient to meet its anticipated future operating expenses, and to service its debt requirements as they become due. However, without additional financing to buy receivables, Creditrust would not be able to grow. An extended period of no further financing would require management to take steps to reduce operating expenses to stay in line with reducing revenues that accompany a static receivables base and other strategic steps.


Events Leading to the Commencement of the Chapter 11 Petition:

Inability to Secure Additional Financing

The debt service requirements associated with securitizations significantly increased liquidity requirements. The interest only periods under both the Line of Credit Facility and the Warehouse Facility expired, and no further borrowings were permitted under the Warehouse Facility. Creditrust was unsuccessful in obtaining financing with principal payments and other terms appropriately matched to the anticipated cash flows from receivables that would be purchased with the financing, including replacement financing to payoff the interim credit facility SPV 99-2, which required 100% cash flow to service debt until March 2000. Throughout the third and fourth quarters of 1999, Creditrust endeavored to float five-year notes to augment the existing financing and pay off SPV 99-2. The credit market for specialty finance companies in general and Creditrust's sector in particular was unavailable. Creditrust was unable to secure a refinancing and in December, the Board of Directors voted to engage an advisor to help Creditrust locate a strategic partner and or pursue a sale of Creditrust. Several other financing options were pursued in the first quarter of 2000 including a $55 million high yield bond and indications of interest by one or two potential strategic partners. Sales of accounts in the resale market, subject to lender consents ultimately un-obtainable, were not forth coming. None of these transactions were consummated.

AGI Lawsuit; AGI's Termination of Servicing

On April 4, 2000, Creditrust filed in the United States District Court for the District of Maryland an 18-count suit seeking compensatory and punitive damages in excess of $200 million against Enhance Financial Services Group, Inc. (NYSE:EFS), AGI, and Charles Henneman, Senior Vice President of EFS. EFS is the parent of AGI, which insures three of the Creditrust's four asset backed bonds. The suit alleged that EFS, through its Senior Vice President Charles Henneman, secretly posted maliciously false and disparaging statements about Creditrust on the Yahoo! message board, an Internet web site, at which Creditrust is the dedicated topic of discussion. This suit includes counts alleging violations under the securities laws.

After Creditrust filed suit against AGI and its parent EFS, Creditrust's servicing on two of the three securitizations (Creditrust Receivables Backed Notes, Series 1998-2, and Creditrust Receivables Backed Warehouse Notes, Series 1998-A consolidated) was terminated. Wells Fargo Bank, successor to Norwest Bank Minnesota, National Association, as trustee and back up servicer, immediately became successor servicer and thereafter selected a third party sub-servicer, Coldata Incorporated, effective as of May 1, 2000. AGI revoked any account sale activities.

Actions to Avoid the Filing

In an attempt to avoid a Chapter 11 filing, Creditrust took certain actions to restructure its obligations and negotiate with its creditors. In early April, Creditrust retained Seneca Financial Group, Inc. to assist as financial advisors during the negotiations with its creditors and establish a financial plan to avoid a filing. Creditrust had previously retained the law firm of Swidler Berlin Shereff Friedman, LLP as restructuring counsel. During April and May Creditrust, with the assistance of its advisors, developed a plan to restructure Creditrust's operations and financing arrangements.

As management executed on its plan, it became apparent that due to concerns of Creditrust's creditors and the lack of progress in negotiations, a Chapter 11 filing was necessary. At that time, management and Creditrust's advisors turned their attention to planning for the June 21, 2000 petition filing.

Downsizing of Creditrust and Move from Hunt Valley

As of December 31, 1999, Creditrust had more than 1,000 employees and utilized three servicing facilities. The third facility, "Hunt Valley", included a call center and a new centralized information technology center and had the capacity to house approximately 1,600 additional employees.

Following the loss of servicing on the 99-3A (Warehouse) and 98-2 pools of receivables, Creditrust immediately sought to further reduce its cost base. Creditrust downsized from more than 1,000 employees in January 2000 to 330 employees in May 2000. However, Creditrust determined that the expenses related to the new call center lease in Hunt Valley and the equipment required to operate it would make Creditrust's restructuring more difficult, if not impossible. It concluded that a Chapter 11 proceeding was the best way to permit the infrastructure to be downsized and enable Creditrust to generate positive cash flow from operations. Therefore, Creditrust moved from its Hunt Valley facility and consolidated its operations in its remaining two facilities.

Commencement of the Case

On June 20, 2000, Creditrust's Board of Directors voted unanimously to authorize Creditrust to file for protection under Chapter 11 of the Bankruptcy Code. On June 21, 2000 (the "Petition Date"), Creditrust filed a petition for reorganization under Chapter 11 of the Bankruptcy Code. While Creditrust's residual assets are contained in its special purpose subsidiaries, none of these filed for protection. Subsequent to the filling of its bankruptcy petition, Creditrust has remained in possession of its property and has conducted its business as a Debtor-in-Possession, pursuant to Sections 1107 and 1108 of the Bankruptcy Code.

DIP Financing and Use of Cash Collateral

To meet the working capital requirements and to support employee and vendor confidence, Creditrust sought a post-petition working capital facility (the "DIP Facility"). On July 7, 2000 the Bankruptcy Court entered an Interim Order and on July 17, 2000 a Final Order authorizing a post-petition working capital facility (the "DIP" Facility") from Sunrock Capital Corporation ("Sunrock"), the Creditrust's prepetition working capital lender. Pursuant to the DIP Facility, Sunrock agreed to make loans to Creditrust through the earlier of the Effective Date of a plan of reorganization, or one year from June 22, 2000.

The DIP Facility extended $5,000,000 in credit, secured by a first priority lien on substantially all of the Creditrust's personal property, including accounts, receivables, inventory, equipment and general intangibles. The DIP Facility provided for the cross collateralization of Sunrock's prepetition loan amounts as well as (i) an interest rate of prime plus 5%, (ii) a commitment fee of $100,000, (iii) an unused line fee of .5%, (iv) a collateral management fee of $15,000, (v) a fee on the Effective Date of $700,000 and (vi) the reimbursement of certain loan administration costs. Cash borrowings under the DIP Facility were granted super priority administrative status by the Bankruptcy Court over all obligations except certain limited administrative expenses, as defined in the DIP Facility credit agreement.

The Bankruptcy Court also approved a cash collateral agreement, allowing Creditrust to use cash for operations in accordance with the budget attached to the Cash Collateral Order dated July 3, 2000.

With the DIP Facility and the Cash Collateral Order, Creditrust was able to meet its operating and reorganization expenses for the expected duration of the Chapter 11 proceeding until closing of the Merger.

Inflation

Creditrust believed that inflation had not had a material impact on its results of operations for the three years ended December 31, 1998, 1999 and 2000.

Risk Factors and Forward-Looking Statements

You should carefully consider the risks described below. If any of the risks actually occur, NCOP's business, financial condition or results of future operations could be materially adversely affected. This Annual Report contains forward looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report.

NCOP may not be able to grow its business.

NCOP intends to expand and rapidly grow its business which could place great demands on NCOP's administrative, operational and financial resources. Furthermore, NCOP may not be able to finance its continued growth, or to manage it effectively, which would harm its business, results of operations and financial condition, and its ability to meet its debt service obligations. Future growth and development will depend on numerous factors, including NCOP's ability to:

         o        develop and expand relationships with credit grantors;

         o        recruit, train and retain qualified employees;

         o        maintain quality service to customers and credit grantors;

         o enhance and maintain information technology, operational and financial systems; and

         o access sufficient sources of funding to purchase additional receivables.

NCOP has substantial debt which could have adverse effects on its business.

Upon completion of the Merger, NCOP had total assets of approximately $145 million, total debt (including certain non-recourse debt and accounts payable) of approximately $102 million and stockholders equity of approximately $43 million. This relatively high level of debt could result in a number of adverse effects, including:

         o        increasing NCOP's vulnerability to a business downturn;

         o limiting NCOP's ability to obtain necessary financing in the future;

         o requiring NCOP to dedicate a substantial portion of its cash flows from operations to pay debt service obligations rather than for other purposes, such as working capital purchasing additional portfolios of consumer receivables or capital expenditures;

         o limiting NCOP's flexibility to react to changes in its business and market; and

         o making NCOP more highly leveraged than some of its competitors, which may place NCOP at a competitive disadvantage.

A portion of the debt on NCOP's balance sheet is non-recourse to NCOP. The cash flows on assets associated with some of the debt may be restricted to servicing the non-recourse debt and may not be available generally to NCOP.

NCOP may generate losses on its consumer receivables.

         NCOP purchases delinquent receivables generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The receivables are purchased from credit grantors, including banks, finance companies, retail merchants and other service providers. Substantially all of the receivables consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible and charged off from its books. The receivables are purchased at a significant discount to the amount the customer owes and, although the belief is that the recoveries on the receivables will be in excess of the amount paid for the receivables, actual recoveries on the receivables may vary and may be less than the amount expected. The timing or amounts to be collected on those receivables cannot be assured. If cash flow from operations is less than anticipated as a result of NCOP's inability to collect its receivables, NCOP will not be able to purchase new receivables after it has exhausted the availability under the subfacility and its future growth and profitability will be materially adversely affected. We cannot agree that NCOP's operating performance will be sufficient to service debt on the subfacility or finance the purchase of new receivables.

NCOP uses estimates in reporting its results.

NCOP's revenue is recognized based on estimates of future collections on the pools of receivables purchased. Although estimates are based on statistical analysis, the actual amount collected on these pools and the timing of those collections may not correlate to historical statistical experience. If collections on these pools are less than estimated, NCOP may be required to take a charge to earnings in an amount that could materially adversely affect earnings and creditworthiness.

NCOP may experience a shortage of available receivables for purchase at favorable prices.

The availability of portfolios of delinquent receivables for purchase at favorable prices depends on a number of factors outside of NCOP's control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of receivables. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent receivables could be available at prices that NCOP finds attractive. If competitors raise the prices they are willing to pay for portfolios of receivables above those NCOP wishes to pay, NCOP may be unable to buy delinquent receivables at prices consistent with its historic return targets. In addition, NCOP may overpay for portfolios of delinquent receivables, which may have a materially adverse effect on NCOP's financial results.

NCOP's operations are subject to extensive regulation.

Federal and state consumer protection and related laws and regulations govern the relationship of a customer and a creditor. Significant laws include the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act, and various federal regulations which relate to these acts, as well as comparable statutes in the states where account debtors reside or where credit grantors are located. Some of these laws may apply to NCOP's activities. If credit grantors who sell receivables to NCOP fail to comply with these laws, NCOP's ability to collect on those receivables could be limited regardless of any act or omission on its part. NCOP's failure to comply with these laws may also limit its ability to collect on the receivables.

The SEC is reviewing the historical financial statements of Creditrust.

Prior to the merger with NCOP, the staff of the Division of Corporation Finance of the SEC made certain comments to Creditrust regarding its historical financial statements. The staff raised questions as to the manner in which Creditrust estimated and accounted for the collectibility of its purchased receivables, as well as to its use of the accrual basis of accounting. Creditrust discussed these matters with its independent accountants, and believed that these matters were accounted for properly and that its financial statements were fairly stated. We cannot guarantee you that the SEC will not continue to comment on the historical financial statements of Creditrust or require NCOP to restate Creditrust's historical financial statements.

NCOP's success depends on its senior management team and if it is not able to retain them, it would have a materially adverse effect on NCOP.

NCOP is highly dependent upon the continued services and experience of its senior management team, including Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer. NCOP depends on the services of Mr. Barrist and the other members of its senior management team to, among other things, successfully implement its business plan, manage existing receivable portfolios and find, negotiate and purchase new consumer receivable portfolios. The loss of service of one or more members of the senior management team could have a material adverse effect on NCOP. NCOP has not entered into any employment agreements with any of its employees.

NCOP engages in securitization transactions which could expose it to risk.

Prior to the bankruptcy, Creditrust completed four securitization transactions, two of which resulted in a gain on sale. NCOP intends only to pursue securitization transactions that will not result in a gain on sale income. NCOP's quarterly financial statements could be materially affected by any possible future write-down associated with changes in the fair vale of the residual investment in the two previous securitizations that resulted in gain on sale income. If NCOF were to lose the right to service the receivables included in the securitizations, then such loss could have a material adverse effect on NCOP.

The market price for NCOP's common stock may be adversely affected by fluctuation in its quarterly operating results.

Because of the nature of NCOP's business, its quarterly operating results may fluctuate in the future, which may adversely affect the market price of its common stock. The reasons NCOP's results may fluctuate include:

         o        The timing and amount of collections on its receivables;

         o Any change to earnings resulting from a decline in value of its residual investment in securitizations;

         o Increases in operating expenses associated with the growth of its operations; and

         o Comparison to prior periods when Creditrust's revenues included significant amount of gain on sale.

         o Announcements of fluctuations in NCOP's or its competitors' operating results; and

         o        Market conditions for stocks in general.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely affect the market price of NCOP common stock.

NCOG owns approximately 63% of NCOP's common stock and controls its affairs.

NCOG owns approximately 63% of the outstanding voting securities of NCOP. Additional shares may be issued to NCOG in accordance with the Merger Agreement and/or based on the AGI Settlement Agreement which could cause NCOG to own possibly more than 63% of the NCOP common stock. Accordingly, NCOG will have the ability to elect all of the directors and approve or control other matters presented for approval by NCOP's stockholders. Under Delaware law and NCOP's certificate of incorporation, owners of a majority of its outstanding common stock are able to elect all of its directors and approve significant corporate transactions without the approval of the other stockholders. As a result, NCOG will have the unilateral ability to elect all of NCOP's directors and to control the vote on all matters submitted to a vote of the holders of the NCOP common stock, including any going private transaction, merger, consolidation or sale of all or substantially all of its assets. There can be no assurance that the interests of NCOG will not conflict with the interests of other stockholders.

NCOP is dependent upon NCOG for the collection of its receivables.

NCOF, a subsidiary of NCOG, and NCOP have entered into a Servicing Agreement pursuant to which NCOP has granted to NCOF the exclusive right to service all of NCOP's receivables, subject to minor exceptions, for a period of 10 years. NCOP will be materially dependent upon NCOF's efforts under the Servicing Agreement to collect its receivables and will be able to terminate that agreement only due to NCOF default under the agreement. Any poor performance or breach of, adverse change in or termination of the Servicing Agreement could have a material adverse effect on the NCOP's business, assets, financial condition, results of operations and liquidity.

Because of NCOG's control of NCOP potential conflicts could arise between NCOP and NCOG.

Mr. Barrist, who is the Chairman of the Board, President and Chief Executive Officer of NCOG, holds the same positions with NCOP. In addition, Mr. Gindin, the Executive Vice President, General Counsel and Secretary of NCOG, also holds the same positions with NCOP. These persons may have conflicts of interest with respect to matters concerning NCOP and its relationship with NCOG and may not be able to devote their full time and attention to the business of NCOP.

Although NCOP does not currently intend to enter into material transactions with NCOG or its subsidiaries, in the future NCOP may enter into such transactions with NCOG or its subsidiaries. NCOP has not adopted any formal procedures regarding potential conflicts of interest with NCOG, although it is expected that any such transaction would be subject to review and approval by the independent directors on the Audit Committee of NCOP.

Restrictions on cash dividends.

Since its inception as a public company, NCOP has not paid any cash dividends. NCOP does not anticipate paying any cash dividends in the foreseeable future because it intends to retain its earnings to finance the expansion of its business.

Other Matters

The Staff of the Division of Corporation Finance of the SEC has made certain comments to Creditrust regarding its historical financial statements. The Staff has raised certain questions as to the manner in which Creditrust estimated and accounted for the collectibility of its purchased receivables, as well as to its use of the accrual basis of accounting. Creditrust had discussed these matters with its independent accountants, and believed that these matters had been accounted for properly and that its financial statements were fairly stated.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Creditrust retained investments in securitizations with respect to its securitized receivables that were market risk sensitive financial instruments held for purposes other than trading; it did not invest in derivative financial or commodity instruments. That investment exposed Creditrust to market risk which may arise in the credit standing of the investment in securitizations and in interest and discount rates applicable to this investment.

The impact of a 1% increase in the discount rate used by Creditrust in the fair value calculations would decrease the fair value reflected on Creditrust's balance sheet by approximately $250,000 as of December 31, 2000.

Item 8.   Consolidated Financial Statements and Supplementary Data

                             CREDITRUST CORPORATION

                   Index to Consolidated Financial Statements

Independent Auditors' Report.........................................................................           30
Report of Independent Certified Public Accountants...................................................           31
Consolidated Financial Statements:
   Consolidated Balance Sheets as of December 31, 1999 and 2000......................................           32
   Consolidated Statements of Earnings for the years ended December 31, 1998, 1999 and 2000..........           33
   Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended
     December 31, 1998, 1999 and 2000................................................................           34
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000........           35
   Notes to Consolidated Financial Statements........................................................           36


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Creditrust Corporation

We have audited the accompanying consolidated balance sheet of Creditrust Corporation and Subsidiaries (the "Company) as of December 31, 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of Creditrust's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated balance sheet of Creditrust Corporation and subsidiaries as of December 31, 1999 and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 1999 and 1998 were audited by other auditors whose report dated February 11, 2000 (except for Note S, as to which the date is March 30, 2000), expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Creditrust Corporation and Subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


Reznick Fedder & Silverman

Baltimore, Maryland
February 9, 2001 (except for Note A, the ninth paragraph of Note N and the fourth paragraph of Note S, which are as of February 22, 2001.)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Creditrust Corporation

We have audited the accompanying consolidated balance sheet of Creditrust Corporation (the "Company") as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years ended December 31, 1998 and 1999. These financial statements are the responsibility of Creditrust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Creditrust Corporation as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1999 in conformity with generally accepted accounting principles.

Grant Thornton LLP

Vienna, Virginia
February 11, 2000 (except for note S, as to which the date is March 30, 2000)

                             CREDITRUST CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                        December 31,
                                                                                     1999         2000
                                                                                   ---------    ---------
                                                Assets

Cash and cash equivalents, including restricted cash of $3,300 and $3,629 as of
   December 31, 1999 and 2000 ..................................................   $  11,927    $   6,873
Finance receivables held for sale ..............................................       3,126         --
Finance receivables ............................................................     184,858      103,694
Investment in securitizations ..................................................      31,169        9,059
Property and equipment .........................................................       9,297        3,130
Deferred costs .................................................................       3,111        4,459
Deferred tax asset .............................................................        --         16,818
Other assets ...................................................................       2,087        1,172
                                                                                   ---------    ---------

      Total assets .............................................................   $ 245,575    $ 145,205
                                                                                   =========    =========


                                   Liabilities and Stockholders' Equity

Liabilities not subject to compromise:

Accounts payable and accrued expenses ..........................................   $   4,986    $   4,092
Notes payable ..................................................................     111,306       87,301
Capitalized lease obligations ..................................................       5,208        1,410
Deferred tax liability .........................................................      20,132         --
Other liabilities ..............................................................       1,606          209
                                                                                   ---------    ---------

      Total liabilities not subject to compromise ..............................     143,238       93,012
                                                                                   ---------    ---------

Liabilities subject to compromise:

Other under-secured and unsecured liabilities ..................................        --         13,471
                                                                                   ---------    ---------

      Total liabilities ........................................................     143,238      106,483
                                                                                   ---------    ---------

Stockholders' equity
   Preferred stock, $.01 par value; 5,000,000 shares authorized, none issued and
    outstanding ................................................................        --           --
   Common stock, $.01 par value; 20,000,000 shares authorized, 10,469,068
     shares issued and 10,453,548 outstanding at December 31, 1999 and  2000 ...         105          105
   Additional paid-in capital ..................................................      71,078       72,109
   Stock held for benefit plans, 15,520 shares .................................        (269)        (269)
   Net unrealized gains on available for sale securities .......................       2,259         --
   Retained earnings (deficit) .................................................      29,164      (33,223)
                                                                                   ---------    ---------

      Total stockholders' equity ...............................................     102,337       38,722
                                                                                   ---------    ---------

      Total liabilities and stockholders' equity ...............................   $ 245,575    $ 145,205
                                                                                   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                             CREDITRUST CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (Dollars in thousands, except share data)

                                                                                                Year ended December 31,

                                                                                          1998            1999            2000
                                                                                      ------------    ------------    ------------

Revenue
  Income on finance receivables ...................................................   $     12,817    $     70,489    $     36,491
  Servicing fees ..................................................................          3,110           5,508           2,055
  Income on investment in securitizations .........................................            533           5,027           3,603
  Gain on sale ....................................................................         18,414            --              --
                                                                                      ------------    ------------    ------------

                                                                                            34,874          81,024          42,149
                                                                                      ------------    ------------    ------------
Expenses
  Personnel .......................................................................         11,917          32,715          23,369
  Communications ..................................................................          1,645           3,903           2,778
  Professional fees ...............................................................          1,012           3,029           5,985
  Rent and other occupancy ........................................................          1,195           2,870           5,073
  Contingency legal and court costs ...............................................            349           2,413           4,050
  General and administrative ......................................................            686           2,105           3,499
  Forward flow termination ........................................................           --             1,300            --
  Extinguishment of deferred costs ................................................           --               436            --
  Impairment of securitizations ...................................................           --              --            18,849
  Impairment of finance receivables ...............................................           --              --            52,851
  Restructuring costs .............................................................           --              --             8,773
                                                                                      ------------    ------------    ------------
                                                                                            16,804          48,771         125,227
                                                                                      ------------    ------------    ------------

Earnings (loss) from operations ...................................................         18,070          32,253         (83,078)

Other income (expense)
  Interest and other ..............................................................            312           1,541             797
  Interest expense ................................................................           (616)         (5,901)        (12,993)
  Reorganization items
  Professional fees ...............................................................           --              --            (2,620)
                                                                                      ------------    ------------    ------------

Earnings (loss) before income taxes (benefit) and extraordinary item ..............         17,766          27,893         (97,894)
Provision for income taxes (benefit) ..............................................          7,005          10,875         (35,507)
                                                                                      ------------    ------------    ------------

Earnings (loss) before extraordinary item .........................................         10,761          17,018         (62,387)
Extraordinary item - loss on extinguishment of debt (net of taxes) ................           (566)           --              --
                                                                                      ------------    ------------    ------------

Net earnings (loss) ...............................................................   $     10,195    $     17,018    $    (62,387)
                                                                                      ============    ============    ============


Basic earnings (loss) per common share before extraordinary item ..................   $       1.57    $       1.72    $      (5.97)
Extraordinary item - loss on extinguishment of debt (net of taxes) ................           (.08)           --              --
                                                                                      ------------    ------------    ------------
Basic earnings (loss) per common share ............................................   $       1.49    $       1.72    $      (5.97)
                                                                                      ------------    ------------    ------------
Weighted-average number of basic common shares outstanding
 during the year ..................................................................      6,827,506       9,907,535      10,453,548
                                                                                      ============    ============    ============

Diluted earnings (loss) per common share before extraordinary item ................   $       1.56    $       1.67    $      (5.97)
Extraordinary item--loss on extinguishment of debt (net of taxes) .................           (.08)           --              --
                                                                                      ------------    ------------    ------------
Diluted earnings (loss) per common share ..........................................   $       1.48    $       1.67    $      (5.97)
                                                                                      ============    ============    ============
Weighted-average number of diluted common shares
 outstanding during the year ......................................................      6,898,870      10,180,900      10,453,548
                                                                                      ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

                             CREDITRUST CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                    (Dollars in thousands, except share data)

                                                               Additional                  Stock     Accumulated
                                                                Paid-in                   Held for      Other
                                               Common Stock     Capital  Preferred Stock  Benefit   Comprehensive Retained
                                            Shares     Amount   Amount    Shares  Amount    Plans      Income     Earnings   Total
                                            ------     ------   ------    ------  ------    -----      ------     --------   -----

Balance at January 1, 1998.............    6,000,000    $ 60      $ 53     --     $ --      $ --      $ --       $ 1,951    $ 2,064
Initial public offering................    2,000,000      20    27,291     --       --        --        --            --     27,311
Value of common stock purchase
    warrants issued in connection with
    subordinated debt financing........           --      --       410     --       --        --        --            --        410
Stock purchased for benefit plans......      (15,520)     --        --     --       --      (269)       --            --       (269)
Net earnings...........................           --      --        --     --       --        --        --        10,195     10,195
Other comprehensive income,
    unrealized gains on available for
    sale securities, net of taxes of
    $4,214 ............................           --      --       --      --       --        --     6,714            --      6,714
                                                                                                                             ------
Total comprehensive income.............                                                                                      16,909
                                                                                                                             ------

Balance at December 31, 1998...........    7,984,480      80    27,754     --       --      (269)    6,714        12,146     46,425
Common stock offering..................    2,400,000      24    42,429     --       --        --        --            --     42,453
Common stock issued on options and
    warrants exercised.................       69,068       1       895     --       --        --        --            --        896
Net earnings...........................           --      --        --     --       --        --        --        17,018     17,018
Other comprehensive income,
    decrease in unrealized gains on
    available for sale securities,
    net of taxes of $2,288 ............           --      --        --     --       --        --    (4,455)           --     (4,455)
                                                                                                                             ------
Total comprehensive income.............                                                                                      12,563
                                                                                                                             ------
Balance at December 31, 1999...........   10,453,548     105    71,078     --       --      (269)    2,259        29,164    102,337
Warrants issued in connection with debt
    and original issue discount........           --      --     1,031     --       --        --        --            --      1,031
Net loss...............................           --      --        --     --       --        --        --       (62,387)   (62,387)
Other comprehensive income,
    decrease in unrealized gains on
    available for sale securities, net
    of taxes of $1,926 ................           --      --        --     --       --        --    (2,259)           --     (2,259)
                                                                                                                             ------
Total comprehensive income.............                                                                                     (64,646)
                                                                                                                             -------

Balance at December 31, 2000...........   10,453,548   $ 105  $ 72,109     --     $ --    $ (269)     $ --     $ (33,223)  $ 38,722
                                          ==========   =====  ========     ==     ====    =======     ====     ==========  ========


The accompanying notes are an integral part of these consolidated financial statements.

                             CREDITRUST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                                   Year ended December 31,

                                                                                 1998        1999         2000
                                                                              ---------    ---------    ---------

Cash flows from operating activities:
  Net earnings ............................................................   $  10,195    $  17,018    $ (62,387)
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Depreciation and amortization ........................................         369        1,013        4,281
     Deferred tax expense (benefit) .......................................       6,960       10,875      (35,507)
     Gain on sale .........................................................     (18,414)        --           --
     Income on investment in securitization (accretion) ...................        --         (5,027)      (3,603)
      Extraordinary item - loss on extinguishment of debt (net of taxes) ..         566         --           --
      Impairment of securitizations .......................................        --           --         18,849
      Impairment of finance receivables ...................................        --           --         52,851
      Restructuring costs .................................................        --           --          8,773
  Changes in assets and liabilities:
      (Increase) decrease in other assets .................................        (517)      (1,696)         845
      Increase in accounts payable and accrued expenses ...................         968        3,365        6,483
      Increase (decrease) in other liabilities ............................         (69)          67         (168)
      Increase in current income taxes payable/receivable .................         200         --           --
                                                                              ---------    ---------    ---------

Net cash and cash equivalents provided by (used in) operating activities ..         258       25,615       (9,583)
                                                                              ---------    ---------    ---------

Cash flows from investing activities:
  Collections applied to principal (accretion) on finance receivables, net       (3,413)     (13,145)      28,312
  (Increase) decrease in cash reserves on securitizations .................      (1,934)      (2,616)       1,300
  Residual collections on securitizations .................................        --           --          1,578
  Purchases of property and equipment .....................................        (347)      (5,933)      (2,690)
  Proceeds from sale of property and equipment ............................        --           --            128
  Acquisitions of finance receivables .....................................     (58,336)    (147,924)        --
  Proceeds from sale of finance receivables held for sale .................        --           --          3,126
  Proceeds from securitizations ...........................................      38,517         --           --
  Proceeds from portfolios sold, net ......................................         562         --           --
                                                                              ---------    ---------    ---------

Net cash and cash equivalents (used in)  provided by investing activities .     (24,951)    (169,618)      31,754
                                                                              ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds from (payments on)  notes payable and other debt, net ..........       4,675      104,517      (22,974)
  Proceeds from subordinated debt .........................................       4,530         --           --
  Payments on subordinated debt ...........................................      (4,530)        --           --
  Net (payments) proceeds on capital lease obligations ....................        (357)       3,082         (547)
  Proceeds from issuance of common stock ..................................      27,311       42,453         --
  Common stock purchased for benefit plans ................................        (269)        --           --
   Proceeds from common stock issued on warrants and options exercised ....         410          896         --
  Deferred financing costs ................................................          59       (2,924)      (3,704)
                                                                              ---------    ---------    ---------

Net cash and cash equivalents provided by (used in) financing activities ..      31,829      148,024      (27,225)
                                                                              ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents ......................       7,136        4,021       (5,054)
Cash and cash equivalents at beginning of year ............................         770        7,906       11,927
                                                                              ---------    ---------    ---------

Cash and cash equivalents at end of year ..................................   $   7,906    $  11,927    $   6,873
                                                                              =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                             CREDITRUST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Petition for Relief under Chapter 11 and Plan of Reorganization

On June 21, 2000, Creditrust Corporation ("Creditrust") filed a petition for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the District of Maryland (the "Bankruptcy Court"). None of Creditrust's subsidiaries filed a petition for relief under Chapter 11. "Debtor", when used herein, refers to Creditrust's assets and liabilities only. Creditrust and its consolidated subsidiaries are referred to herein as the "Company". Under Chapter 11, collection of certain claims against the Debtor in existence prior to the filing of the petition for relief under Chapter 11 are stayed while the Debtor continues business operations as debtor-in-possession. These claims are reflected in the December 31, 2000 balance sheet as "liabilities subject to compromise". Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the Bankruptcy Court (or agreed to by parties of interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including employee wages and benefits. As of December 31, 2000, liabilities subject to compromise totaled approximately $13.5 million.

In accordance with provisions of Chapter 11, Creditrust filed a Plan of Reorganization, dated October 5, 2000, with the Bankruptcy Court. Subsequent amendments were filed, including the Fifth Amended Plan of Reorganization. The Bankruptcy Court confirmed the Fifth Amended Plan of Reorganization (the "Plan") on January 18, 2001. The Plan effects a reorganization of Creditrust's business. The Plan is premised on a business plan developed by Creditrust's management involving a merger (the "Merger") of Creditrust with and into NCO Portfolio Funding, Inc., a Delaware corporation ("NCOP", "Portfolio", or the "Surviving Corporation"). On February 22, 2001, the date the Plan was consummated under State law (the "Effective Date"), NCOP's name was changed to NCO Portfolio Management, Inc., and Creditrust was merged into NCOP, which is the Surviving Corporation. Most of Creditrust's employees became employees of NCO Financial Systems, Inc. ("NCOF"), a subsidiary of NCO Group, Inc., a Pennsylvania corporation ("NCOG"), which will be the majority owner of NCOP, the Surviving Corporation.

Under the Merger Agreement, Creditrust stockholders of record as of the close of business on February 20, 2001 initially will receive 0.1388 shares of Portfolio common stock, and will be eligible to receive up to an additional 0.0279 shares, currently held in escrow, based on the resolution of certain disputed claims. Upon completion of the merger, Portfolio is authorized to issue 35 million shares of $.01 par value common stock, and 5 million $.01 par value preferred stock. Effective with the Merger, there are 13,576,087 shares of Portfolio common stock issued and outstanding, including 291,732 shares held in escrow based on the resolution of certain disputed claims.

On the Effective Date, the total number of shares of common stock of NCOP, $.01 par value per share (the "NCOP Common Stock"), issued and outstanding immediately after the Effective Date shall, by virtue of the Merger and without any action on the part of the holder thereof, be automatically converted into and become such number of shares as follows: immediately after the Merger, NCOG shall own approximately 63%, and the Series 1999-2 noteholders (the "SPV99-2 Noteholders") shall own approximately 19.5% and the Creditrust stockholders, Joseph Rensin and Michael Barrist shall own 17.5%, of the issued and outstanding shares of NCOP (after giving effect to the issuance of shares of NCOP to holders of certain options and warrants of Creditrust as described below). There may be further adjustments upward to the percentage of stock issued to NCOG and the holders of Creditrust's SPV99-2 Notes if there are NCOP Unsecured Obligations after Disputed Claims are resolved (both as defined in the Plan).

Under the Plan and Merger Agreement, if NCOP Unsecured Obligations are outstanding as finally determined after all claims are resolved, then for every $418,000 of NCOP Unsecured Obligations so outstanding, 135,576 shares from its Escrow Reserve will be distributed to the following persons in the stated proportions:

                        NCOG                               72.73%
                        SPV99-2 Noteholders                22.42%
                        Michael J. Barrist                  3.23%
                        Joseph K. Rensin                    1.62%
                                                            -----

                                                             100%

                             CREDITRUST CORPORATION

Note A--Petition for Relief under Chapter 11 and Plan of Reorganization
        (Continued)

The amounts of NCOP Common Stock so issued shall be proportionally adjusted based upon the exact amount of outstanding NCOP Unsecured Obligations.

No fractional shares of NCOP Common Stock shall be issued as a result of the Merger. In lieu of the issuance of fractional shares, the number of shares of NCOP Common Stock to be issued to each shareholder of Creditrust and NCOP shall be rounded to the nearest whole number of shares of NCOP Common Stock.

All options immediately prior to the Effective Date were calculated to have no value and were automatically voided and cancelled. Warrants to acquire shares of common stock of Creditrust, $.01 par value per share ("Creditrust Common Stock"), that were issued and outstanding immediately before the Effective Date (the "Convertible Securities") were, by virtue of the Merger and without any action on the part of the holder thereof, automatically voided and cancelled, and converted into shares of the NCOP Common Stock as follows: shortly after the Effective Date, each such holder shall be issued the number of shares having an aggregate value equal to the positive difference, if any, between the aggregate buy-in value (as defined in the Merger Agreement) of the NCOP Common Stock into which such Convertible Securities would have been exercisable based on the Exchange Ratio (as defined under the Plan), as of the Effective Date, and the aggregate exercise price of such Convertible Securities as of the Effective Date.

Asset Guarantee Insurance Company ("AGI") filed a claim against Creditrust for $32.7 million in connection with AGI's guarantee of Creditrust's Series 1998-2 and Series 1998-A bonds (the "Warehouse Facility"). AGI also filed a motion to appoint a Chapter 11 trustee for Creditrust. Creditrust had previously filed a lawsuit against AGI, its parent company Enhance Financial Services ("EFS") and a former officer of EFS (the "EFS Litigation"). Subject to certain conditions and as part of the Plan, Creditrust has entered into an agreement with AGI and EFS to settle these disputes (the "AGI Settlement Agreement"). AGI shall be entitled to have an allowed claim in the amount of $4.55 million (the "AGI Claim"). The AGI Claim, if any, will be paid in accordance with the provisions of the AGI Settlement Agreement. In accordance with the terms of the AGI Settlement Agreement, the EFS Litigation was dismissed on the Effective Date. Payment on the AGI Claim can only be demanded if AGI is required to pay under its credit insurance policy for the Series 1998-A bonds (and then only in the amount of the payment, not to exceed $4.55 million) and after first exhausting any reserves which are expected to be $4.2 million. NCOF will become the successor servicer under the agreement. Although difficult to predict with any certainty, Creditrust believes that the existing reserves for and collections from the Series 1998-2 and Series 1998-A receivables will be sufficient to pay off the bonds, and therefore there will be no payment on the AGI Claim. Any claim payments would not result in a charge to earnings and would be used to retire the debt.

In connection with the Plan, Creditrust has entered into a ten-year agreement with NCOF, NCOP and the Series 1999-1 bondholders to provide for NCOF to become successor servicer to Creditrust. Creditrust has also entered into an agreement with the Series 1999-2 bondholders to, among other things, cancel Creditrust's guarantee of the Series 1999-2 bonds, provide for the transition of servicing to NCOF upon the Effective Date, reduce the servicing fee from 40% of collections to 20% of collections, and cancel the bondholders' warrants for 1.2 million shares of Creditrust's Common Stock in exchange for, among other things, 19.5% of the NCOP Common Stock and a bond paydown of $5 million dollars payable on the Effective Date.

As a condition to the obligations under the Merger Agreement of both Creditrust, on the one hand, and of NCOG and NCOP, on the other, that upon the Effective Date the Surviving Corporation enter into an Independent Contractor Agreement (the "Contractor Agreement") with Joseph K. Rensin. Pursuant to the Contractor Agreement, Mr. Rensin, the former Chairman of the Board and Chief Executive Officer of Creditrust, is to provide up to 20 hours per month of consulting services to the Surviving Corporation on an as-needed, as-requested basis for a term of three years from the Effective Date, and is to receive base compensation for his services at the annualized rate of $400,000.

In addition to the services which Mr. Rensin has agreed to provide to the Surviving Company, he has also agreed that he will not engage in any business operation (with certain limitations) competing with the business of the Surviving Company and that he will not induce any employee, customer or supplier of Creditrust to terminate employment or any other relationship with Creditrust.

The Nasdaq Stock Market halted trading in the Creditrust Common Stock on June 22, 2000, the day after Creditrust filed its Chapter 11 petition, and de-listed the Creditrust Common Stock on September 26, 2000. The Creditrust Common Stock last traded on the Nasdaq Stock Market on June 21, 2000.

                             CREDITRUST CORPORATION

Note B--Organization and Business

Creditrust Corporation (the "Company") was incorporated in Maryland on October 17, 1991. Creditrust purchases, collects and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. Creditrust's customers are located throughout the United States. Creditrust has funded its receivables purchases and the expansion of its business through a combination of bank and other warehouse funding, public and private equity funding and asset-backed securitizations.

Note C--Summary of Significant Accounting Policies

Basis of Accounting

Creditrust's accounts are presented on the accrual basis of accounting in accordance with generally accepted accounting principles.

Principles of Consolidation

The consolidated financial statements include the accounts of Creditrust and its wholly-owned subsidiaries, Creditrust Funding I LLC, Creditrust Card Services Corporation, and Creditrust SPV99-1, LLC, and Creditrust SPV99-2, LLC. All material inter-company accounts and transactions have been eliminated.

Significant Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates have been made by management with respect to the amount of future cash flows of portfolios. The estimated future cash flows of the portfolios are used to recognize income on finance receivables and to estimate the fair value of investment in securitizations. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material (See Note E).

Cash and Cash Equivalents

Creditrust considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Creditrust's two securitizations that are accounted for as secured borrowings have provisions which restrict Creditrust's use of cash. Restricted cash as of December 31, 1999 and 2000 was $3.3 million and $3.6 million, respectively.

Finance Receivables/Interest Income

Creditrust accounts for its investment in finance receivables on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes, usually based on acquisition timing by seller. Once a static pool is established, the receivables in the pool are not changed. Proceeds from the sale of accounts that are included as part of a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the contractual receivable of the accounts in the static pool is not recorded since Creditrust expects to collect a relatively small percentage of each static pool's contractual receivable balance. Each static pool is initially recorded at cost.

                             CREDITRUST CORPORATION

Note C--Summary of Significant Accounting Policies (Continued)

Accrual accounting for each static pool is measured as a unit for the economic life of the static pool (similar to one loan) for recognition of income on finance receivables, or collections applied to principal on finance receivables, and for provision of loss or impairment. The effective interest rate for each static pool is estimated based on the estimated monthly collections over the estimated economic life of each pool (currently five years, based on Creditrust's collection experience). Income on finance receivables is accrued monthly based on each static pool's effective interest rate applied to each static pool's monthly opening carrying value. Monthly collections received for each static pool reduce each static pool's carrying value. To the extent collections exceed the interest accrual, the carrying value is reduced and the reduction is recorded as collections applied to principal. If the accrual is greater than collections, the carrying value accretes. Accretion arises as a result of collection rates lower in the early months of ownership than the estimated effective yield which reflects collections for the entire economic life of the static pool. Measurement of impairment and any provision for loss is based on each static pool. To the extent the estimated future cash flow, discounted at the estimated yield, increases or decreases, Creditrust adjusts the yield accordingly. To the extent that the carrying amount of a particular static pool exceeds its fair value, a charge to earnings would be recognized in the amount of such an impairment. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates.

Servicing Fees

Servicing fees are recognized on securitized receivables under the terms of two indenture and servicing agreements. Creditrust recognizes as a servicing fee 20% of collections in the two 1998 gain on sale securitizations.

Investments in Debt and Equity Securities

Creditrust accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity. Creditrust records its investment in securitizations (see Note F) as available for sale debt securities. Such securities are recorded at fair value, and unrealized gains and losses, net of the related tax effect, are not reflected in earnings but are recorded as a separate component of stockholders' equity. The investment in securitizations is estimated to accrue income over the estimated life of the underlying portfolio of receivables. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to earnings as an impairment and results in the establishment of a new cost basis for the security.

Deferred Costs

Creditrust accounts for expenditures, principally legal and accounting fees, in connection with its preparation to sell stock in its public offerings, as capitalized and deferred until the offering occurs. The costs are netted against the capital raised in the offerings.

Creditrust accounts for legal and professional fees in connection with its securitization efforts as capitalized and deferred until the securitizations are closed. All transaction costs, including legal and accounting fees, are expensed when the gain on sale is recognized.

Creditrust capitalized legal and accounting costs incurred in connection with its placement of senior subordinated notes in 1998. The costs were allocated between the financing costs of the notes and the paid-in capital of the warrants. The debt financing costs were amortized until the notes were paid off with the proceeds of the initial public offering, at which time the balance of deferred costs were expensed and included in the extraordinary loss.

Creditrust capitalized legal and accounting costs incurred in connection with its establishment of the warehouse and revolving line-of-credit facilities in 1998, and with its interim financing facility and secured borrowing securitization in 1999. The costs are being amortized against income over the terms of the facilities.

Creditrust capitalized a conversion fee in connection with its secured borrowing when it was converted to long term financing in 2000. The conversion fee is being amortized over the terms of the facility.

                             CREDITRUST CORPORATION

Note C--Summary of Significant Accounting Policies (Continued)

Depreciation/Amortization

Property and equipment, consisting of computer equipment, furniture and fixtures and leasehold improvements, are stated at cost and depreciated or amortized using a straight-line method of depreciation over the lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life. Accelerated methods are used for tax purposes.

Reporting Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires all items required to be recognized under accounting standards as components of comprehensive income, to be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement. The Statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Creditrust's investment in securitizations is classified as available for sale and, as such, in accordance with SFAS No. 115, Creditrust recognizes as other comprehensive income the unrealized gains or losses for the difference between the amortized cost and estimated fair value net of income taxes (See Note F).

Stock Split/Authorization

On February 19, 1998, Creditrust effected a 60,000-for-1 stock split of its common stock in the form of a stock dividend. Pursuant to the split, Creditrust increased the number of shares of common stock authorized for issuance from 1,000 to 20,000,000. The stated par value of each common share was changed from no par to $0.01. In addition, Creditrust authorized 5,000,000 shares of preferred stock, with a par value of $0.01. The accompanying financial statements, including stockholders' equity and per share amounts, give retroactive effect to the stock split.

Public Offerings

On July 29, 1998, Creditrust commenced an initial public offering of 2.0 million shares of common stock at an initial public offering price of $15.50 per share. Creditrust's sole stockholder also sold 500,000 shares of common stock in the offering, which closed on August 3, 1998, and an additional 308,711 shares pursuant to an underwriters' over allotment option which was subsequently exercised and closed on September 2, 1998. After payment of underwriting discounts and commissions and other offering expenses, Creditrust received net proceeds of $27.3 million. The proceeds were used to repay the subordinated notes, purchase additional portfolios and contribute to working capital.

On March 19, 1999, Creditrust commenced a follow-on public offering of 2.4 million shares of common stock at a public offering price of $19.00 per share. After payment of underwriting discounts and commissions and other offering expenses, Creditrust received net proceeds of $42.5 million. The proceeds were used to purchase additional portfolios and contribute to working capital.

Income Taxes

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. These differences primarily result from the use of the cost recovery method of accounting for finance receivables for income tax purposes versus the effective interest rate method for financial reporting purposes and the recognition of securitizations as sales under SFAS No. 125 for financial reporting purposes versus financing transactions for tax reporting.

                             CREDITRUST CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Note C--Summary of Significant Accounting Policies (Continued)

Earnings per Common Share

Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share"
(EPS) requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Creditrust's options and warrants were anti-dilutive for the year ended December 31, 2000, therefore there was no difference between basic and diluted EPS. The following tables reconciles basic and diluted EPS for the years ended December 31:


                                                                           (Dollars in thousands, except share data)
                                 1998                                                                          Per
                                                                            Earnings         Shares           Share
                                                                          (Numerator)     (Denominator)       Amount
                                                                          -----------     -------------       ------

Basic EPS
Earnings before extraordinary item...................................       $10,761                           $1.57
Extraordinary item--loss on extinguishment of debt
  (net of taxes).....................................................          (566)                           (.08)
                                                                            -------                           -----

Net earnings.........................................................        10,195        6,827,506           1.49
Effect of Dilutive Securities
Warrants.............................................................            --           54,276
Stock options........................................................            --           17,088
                                                                            -------        ---------

Diluted EPS
Earnings before extraordinary item plus assumed conversions..........        10,761                            1.56
Extraordinary item--loss on extinguishment of debt (net of taxes)
     plus assumed conversions........................................          (566)                           (.08)
                                                                              -----                           -----

Net earnings plus assumed conversions................................       $10,195        6,898,870          $1.48
                                                                            =======        =========          =====


                                                                          (Dollars in thousands, except share data)
                                 1999                                                                          Per
                                                                            Earnings         Shares           Share
                                                                          (Numerator)     (Denominator)       Amount
                                                                          -----------     -------------       ------

Basic EPS
Net earnings.........................................................       $17,018        9,907,535          $1.72
Effect of Dilutive Securities
Warrants.............................................................            --          193,120
Stock options........................................................            --           80,245
                                                                            -------        ---------

Diluted EPS
Net earnings plus assumed conversions................................       $17,018       10,180,900          $1.67
                                                                            =======       ==========          =====

Employee Stock Options

Creditrust accounts for its employee stock options in accordance with the intrinsic value-based method of Accounting Principles Board Opinion No. 25 (APB
25). Under this method, if options are priced at or above the quoted market price on the date of grant, there is no compensation expense recognized by Creditrust as a result of the options.

Impact of Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement No. 140, which replaces FASB No. 125, requires transfers of financial assets and servicing of financial assets and extinguishment of liabilities occurring after March 31, 2001 to de-recognize the assets when control has been surrendered, and to de-recognize liabilities only when they have been extinguished. Creditrust will adopt Statement No. 140 in the second quarter of 2001. Management does not believe the effect of the adoption will be material to the consolidated financial statements.

                             CREDITRUST CORPORATION

Note D--Fair Value of Financial Instruments

The accompanying financial statements include various estimated fair value information as of December 31, 1999 and 2000, as required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Such information, which pertains to Creditrust's financial instruments, is based on the requirements set forth in the Statement and does not purport to represent the aggregate net fair value of Creditrust.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Finance Receivables

Creditrust records finance receivables at cost, which is discounted from the contractual receivable balance. The carrying value of finance receivables, which was estimated based upon future cash flows, approximates fair value at December 31, 1999 and 2000.

Investment in Securitizations

Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, Creditrust computed the fair value of the residual interests in its securitizations using a discounted future cash flow valuation. Effective with the NCO purchase offer, Creditrust believed NCO's value was the best available indication of market value and has reduced the carrying value to reflect NCO's effective offer.

Notes Payable

Quoted market prices for the same or similar issues or the current rate offered to Creditrust for debt of the same remaining maturities are used to estimate the fair value of Creditrust's notes payable. At December 31, 1999 and 2000, the carrying amount of the notes payable approximates fair value.

Note E--Finance Receivables

Creditrust purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in finance receivables for the year ended December 31:
                                                (Dollars in thousands)
                                                1999              2000
                                            -----------        -----------

Balance, at beginning of year...........       $ 26,915          $ 184,858
   Purchases of finance receivables.....        147,924                 --
   Impairment of finance receivables....             --            (52,851)
   Finance receivables held for sale....         (3,126)                --
   Accretion to principal...............         23,903              4,101
   Amortization of principal............        (10,758)           (32,414)
                                            -----------        -----------

Balance, at end of year.................      $ 184,858          $ 103,694
                                            -----------        -----------

Unrecorded discount.....................    $ 2,456,535        $ 2,537,700
                                            ===========        ===========

Creditrust aggregates individual static pools (i.e. purchases) into larger homogenous pools for financing purposes. As of December 31, 2000 and 1999, the carrying value of each of the financing related pools of receivables was:

                                                      (Dollars in thousands)
                                                        1999             2000
                                                        ----             ----
                  Warehouse Facility........          $24,258        $  8,801
                  Revolving Line of Credit..           20,982          14,550
                  SPV99-2...................           39,413          30,800
                  SPV99-1...................           92,260          44,956
                  Other.....................            7,945           4,587
                                                    ---------       ---------
                                                    $ 184,858       $ 103,694
                                                    =========       =========

                             CREDITRUST CORPORATION

Note E--Finance Receivables  (Continued)

In 2000, Creditrust sold $3.1 million of purchased finance receivables that had been classified as held for sale. All of the finance receivables were sold for cost and therefore no gain or loss was recognized.

Changes in Estimates

Creditrust monitored its projection models with a view toward enhancing predictability of both the amount and timing of collections. In the fourth quarter of 1999, Creditrust reduced the remaining estimates by 12% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce earnings in 1999 by $2.8 million after tax. In the first quarter of 2000, Creditrust reduced the remaining estimates by 6% to reflect the historical cumulative trend in collections. The effect of the change in estimate was to reduce earnings in the first quarter of 2000 by $1.4 million after tax. In the second quarter of 2000, Creditrust reduced the remaining collection estimates, including certain changes to the estimating methodology, to reflect changes in circumstances that occurred during the quarter. The changes in circumstances that effected Creditrust's ability to meet collection estimates for the quarter and prompted the revision of all future collections were: a) the loss of servicing of the Warehouse Facility; b) the backup servicer's collections were significantly lower than when the finance receivables were managed by Creditrust, c) the loss of servicing on securitization Series 1998-2, when combined with the loss of servicing of the Warehouse Facility significantly changed the financial prospects of Creditrust, d) Creditrust's inability to secure additional financing to support its infrastructure and grow the operations, e) a reduction in personnel pursuant to the restructuring of Creditrust's operations prior to the filing of Chapter 11 reorganization, f) disruption of operations due to Creditrust's relocating all of its recovery personnel pursuant to Creditrust's restructuring, and g) the diminished prospects of Creditrust while in Chapter 11 to meet growth targets due to restricted availability of funds and a static work force.

To the extent that the carrying amount of an individual static pool exceeds its fair value (i.e. its remaining collection estimates), a charge to earnings is recognized in the amount of such excess or impairment. During the quarter ended June 30, 2000, the change in remaining estimates mentioned above caused the fair value of some of the individual static pools to fall below their respective carrying amounts by $52.9 million before tax, which has been included as an impairment to earnings from operations on the statement of earnings.

After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. As of December 31, 2000, approximately $49.4 million in carrying value is in this status.

Note F--Investment in Securitizations

Investment in securitizations for the year ended December 31, 1999 and 2000 is comprised of the following:

                                                                      (Dollars in thousands)
                                                                                                    Estimated
                                                     Cash         Amortized       Unrealized           Fair
                                                    Reserves        Cost             Gains            Value
                                                    --------        ----             -----            -----

Balance as of January 1, 1999................       $ 1,934        $ 17,407       $ 10,928         $ 30,269
Decrease in unrealized gains.................            --              --         (6,743)          (6,743)
Deposits to cash reserves....................         2,616              --             --            2,616
Income on investment.........................            --           5,027             --            5,027
                                                    -------           -----       --------            -----

Balance as of December 31, 1999..............         4,550          22,434          4,185           31,169

Residual collections.........................            --          (1,578)            --           (1,578)
Release of reserve upon bond payoff..........        (1,300)             --             --           (1,300)
Decrease in unrealized gains.................            --              --         (4,185)          (4,185)
Impairment of investment in securitizations..            --         (18,849)            --          (18,849)
Other........................................            --             199             --              199
Income on investment.........................            --           3,603             --            3,603
                                                         --           -----             --            -----

Balance as of December 31, 2000..............       $ 3,250         $ 5,809           $ --          $ 9,059
                                                    =======         =======           ====          =======


                             CREDITRUST CORPORATION

Note F--Investment in Securitizations (continued)

These are the residual interests in the two securitizations, Series 1998-1 and 1998-2. Prior to the quarter ended June 30, 2000, absent readily available market quotes for similar investments, Creditrust computed the fair value of the residual interests in its securitizations using a discounted cash flow valuation. Effective with the NCOG purchase offer, Creditrust believed NCOG's value was the best available indication of market value and in the second quarter reduced the carrying value to reflect NCOG's effective offer. Hence, the carrying value was impaired by $18.8 million before tax in the second quarter, which has been included as an impairment to earnings from operations on the statement of earnings. This in effect establishes a new cost basis for investment in securitizations.


In April 2000, Creditrust received notification from the note insurer, Asset Guaranty Insurance Company ("AGI," as previously defined), of a non-payment related default and that it was terminating Creditrust's servicing rights effective May 1, 2000 on the Series 1998-2 securitization. The successor servicer is paid a servicing fee of 30% on monthly collections. Pursuant to the Merger Agreement, servicing will be transferred to NCOF at a 25% fee. The carrying value of the Series 1998-2 securitization at December 31, 2000 was $2.1 million, which is net of the outstanding bond balance of $10.1 million.

In August 2000, Creditrust retired the Series 1998-1 bond in full, including all outstanding interest and administrative fees. Pursuant to the retirement of the Series 1998-1 bond, the cash reserve of $1.3 million was returned to Creditrust.


Note G--Property and Equipment

Property and equipment consist of the following at December 31:

                                                        (Dollars in thousands)
                                                          1999          2000
                                                          ----          ----

Computer equipment and software....................     $ 7,037       $ 3,666
Furniture and fixtures.............................       1,293         1,128
Leasehold improvements.............................       2,422           229
                                                        -------       -------

                                                         10,752         5,023
Less accumulated depreciation and amortization.....      (1,455)       (1,893)
                                                        -------       -------

                                                        $ 9,297       $ 3,130
                                                        =======       =======


As of December 31, 1999 and 2000, property and equipment purchased pursuant to capital leases was approximately $6.5 million and $2.2 million, less accumulated depreciation of $836,000 and $654,000, respectively.

During 2000, property and equipment totaling approximately $7.5 million was written off as part of Creditrust's restructuring of operations and rejection of certain executory contracts including capital lease contracts.

Note H--Deferred Costs

Deferred costs consist of the following at December 31:

                                                (Dollars in thousands)

                                                     1999     2000
                                                    ------   ------

        Revolving and Warehouse credit facilities   $  697   $  631
        SPV99-1 securitization ..................      844      660
        SPV99-2 financing .......................    1,570    3,168
                                                    ------   ------

                                                    $3,111   $4,459
                                                    ======   ======

                             CREDITRUST CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Note H--Deferred Costs (continued)

During 1999, certain legal and accounting costs totaling $436,000 were expensed in connection with the termination of a capital markets transaction.

Note I--Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses not subject to compromise consist of the following at December 31:
                                                         (Dollars in thousands)

                                                          1999           2000
                                                          ----           ----

Trade accounts payable..............................     $ 1,453          $ 282
Accrued other liabilities...........................       1,550          2,540
Accrued salaries, taxes and fringe benefits.........       1,983          1,270
                                                         -------        -------
                                                         $ 4,986        $ 4,092
                                                         =======        =======

Accounts payable and other liabilities subject to compromise totaled $13.5 million as of December 31, 2000.

Note J--Notes Payable

NCOG Credit Agreement

Pursuant to the Merger Agreement, Portfolio has entered into a Credit Agreement with NCOG, which provides Portfolio with a $50 million revolving line of credit from NCOG in the form of a sub-facility under its existing credit facility. Portfolio and certain of its subsidiaries have guaranteed the obligations of NCOG under its existing credit facility to the extent of the amount owed by Portfolio to NCOG under the NCOG Credit Agreement. All of the assets of Portfolio and certain of its subsidiaries have been pledged to secure the guarantees.

The Credit Agreement carries interest at 2% over NCOG's underlying rate from Mellon Bank, of which 1% is paid to the bank and 1% is paid to NCOG. Excluding the 2% at the option of NCOG, the borrowings bear interest at an underlying rate equal to either Mellon Bank's prime rate plus a margin of 0.25% to 0.50% that is determined quarterly based upon NCOG's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 9.50% at December 31, 2000), or the London InterBank Offered Rate ("LIBOR") plus a margin of 1.25% to 2.25% depending on NCOG's consolidated funded debt to EBITDA ratio (LIBOR was 6.57% at December 31, 2000). NCOP is charged a fee on the unused portion of the credit facility ranging from 0.13% to 0.38% depending on NCOG's consolidated funded debt to EBITDA ratio.

Debtor-In-Possession Financing

Effective June 22, 2000, the Debtor obtained (subject to Bankruptcy Court approval) a post-petition working capital facility (the "DIP Facility") from Sunrock Capital Corporation ("Sunrock"), Creditrust's prepetition revolving line of credit lender. The agreement provides for loans to the Debtor for working capital purposes through the earlier of the Effective Date of the Plan of Reorganization, or one year. The DIP Facility extends $5 million in credit, secured by the first priority lien on substantially all of the Debtor's personal property, including accounts receivable, equipment, and general intangibles. The DIP Facility provides for cross collateralization of Sunrock's prepetition loan amounts and interest at prime plus 5% (14.5% at December 31, 2000). As of December 31, 2000, the outstanding balance on the DIP Facility was $1.9 million. No debt service payments are required under this facility. Accrued interest in the amount of $178,000 is included in the outstanding balance. The DIP Facility contains covenants, the most restrictive of which are targeted collections and expense limits. Creditrust is in compliance with these requirements. As of the Effective Date, pursuant to the Merger Agreement, the DIP Facility was repaid in full with borrowings under the NCOG Credit Agreement.

Non Recourse Warehouse Facility

In September 1998, Creditrust established through a wholly owned consolidated special purpose finance subsidiary, Creditrust Funding I LLC, an initial $30 million revolving Warehouse Facility for use in acquiring finance receivables. The Warehouse Facility carries a floating interest rate of LIBOR plus .65% (7.09% at December 31, 2000), with the revolving period expiring in October 2000. The final due date of all payments due under the facility is October 2005. The Warehouse Facility is secured solely by a trust estate, primarily consisting of specific consumer receivables that Creditrust has absolutely assigned to the special purpose finance subsidiary, and is non recourse to the parent company and its other assets. Generally, the Warehouse Facility provided 95% of the acquisition costs of receivables purchased, with Creditrust funding the remaining 5% and a one-time $900,000 liquidity reserve requirement. The $900,000 reserve account is included in cash on the balance sheet and restricted as to use until the Warehouse Facility is retired. It is a requirement of the indenture agreement governing the Warehouse Facility that the cash reserve be increased by $1.3 million and $3.25 million, each increase to be effective one day after the pay-off of Series 1998-1 and 1998-2 securitizations, respectively.

                             CREDITRUST CORPORATION

Note J--Notes Payable (continued)

Creditrust's right to service the receivables funded by the Warehouse Facility automatically terminates on a monthly basis subject to reappointment by the note insurer. AGI notified Creditrust that it was not re-appointing Creditrust as servicer effective April 1, 2000. The Trustee, as back-up servicer, appointed Creditrust to be servicer for the month of April 2000, and thereafter, selected a third party. Debt service on the Warehouse Facility is interest only during a six-month revolving period and thereafter comprised of all collections from receivables less a 20% servicing fee. In February 2000, the servicing fee increased to 35% pursuant to the amended indenture and servicing agreement. These servicing fees are eliminated in consolidation. As described in above Note F, AGI notified Creditrust that the Warehouse Facility was in default due to a cross default provision with Series 1998-2. Creditrust was notified that the Warehouse Facility is in default due to Creditrust's failure to increase the cash reserves by $1.3 million after the retirement of the Series 1998-1 securitization. The backup servicer has increased the cash reserve by $300,000 to $1.2 million from collections received. Pursuant to the Merger Agreement, servicing will be transferred to NCOF at a 25% fee.

Interest expense, trustee fees and guarantee fees aggregated approximately $1.4 million and $2.3 million for the years ended December 31, 1999 and 2000, respectively. As of December 31, 2000, the amount outstanding on the facility was $20.7 million and the carrying value of the assets included in the Warehouse Facility was $8.8 million.

Revolving Line of Credit

In October 1998, Creditrust entered into a $20 million revolving line of credit with a commercial lender to provide receivables financing. The facility had a term of three years, during which time Creditrust could borrow and repay funds to purchase receivables at 80% of acquisition cost. Interest was based on prime plus 0.5%, or LIBOR plus 2.5% at the option of Creditrust on each advance. Pursuant to an amendment to the loan documents in March 2000, interest was prime plus 2.5% effective April 1, 2000. The facility is secured by any receivables purchased under the facility and substantially all Creditrust's other assets. The facility contains financial covenants the most restrictive of which requires that Creditrust maintains a net worth of $30.0 million plus 50% of net earnings. Debt service on the revolving facility was interest only for six months following the purchase of receivables. After six months, principal was payable over twenty-four months.

Creditrust did not make its principal or interest payments on the revolving line of credit facility for April and May 2000. The lender declared default, but did not accelerate the loan. Interest on the line increased to prime plus 5% per annum effective April 1, 2000 (14.5% at December 31, 2000). Pursuant to a court order and effective for June 2000, Creditrust modified the terms of the agreement whereby 60% of certain collections are applied to debt service, and the remaining collections go to Creditrust. Debt service payments are paid weekly. Outstanding debt on the line as of December 31, 2000 was $13.5 million, including $1.6 million of interest capitalized as part of the line, and the carrying value of the finance receivables under this facility was $14.6 million. Interest expense totaled approximately $1.4 million and $2.0 million for the years ended December 31, 1999 and 2000, respectively.

SPV99-2 Financing

In August 1999, Creditrust entered into a $40.0 million interim credit facility to fund purchases of additional portfolios of defaulted receivables. Under this arrangement, Creditrust SPV99-2, LLC (Series 1999-2), a newly formed special purpose subsidiary, issued secured, interim short-term notes in a private placement to institutional investors. The notes are backed by a parent guarantee from Creditrust. The subsidiary used the proceeds of the interim credit facility to purchase portfolios including purchases under forward flow contracts. Creditrust was initially obligated to retire this facility with proceeds from any capital markets transactions or certain asset sales prior to the May 2000 initial maturity date. Interest was initially payable at 12% per annum. Debt service was initially all collections on the receivables. The notes converted to long-term financing effective March 1, 2000, at which time the interest rate changed to 15% per annum and the maturity extended to September 2002. Warrants for the purchase of 1,236,138 shares of common stock of Creditrust were issued to the lenders based on the average stock price under a defined formula at market value. An original issue discount of $1.0 million was recorded pursuant to the issuance of the stock warrants. The lenders received a conversion fee of 8.25% of the outstanding debt on March 1, 2000, or $2.8 million paid from collections on the receivables.

                             CREDITRUST CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Note J--Notes Payable (continued)

Debt service, including payment of the conversion fee, is all collections less a 40% servicing fee paid to Creditrust. Servicing fees are eliminated in consolidation. The facility includes a technical cross default on the revolving line of credit and securitizations. As a consequence of Creditrust's filing for relief under Chapter 11 of the federal bankruptcy laws, under the terms of the agreement, the interest rate increased to 21% per annum. As of December 31, 2000, Creditrust had approximately $33.8 million outstanding under this facility. Interest expense totaled approximately $1.9 million and $6.1 million for the years ended December 31, 1999 and 2000, respectively, and the carrying value of the finance receivables under this facility was approximately $30.8 million. Pursuant to the Merger Agreement, the parent guarantee was cancelled, the servicing will be transferred to NCOF at a 20% fee, and the warrants were cancelled for 19.5% of the stock of NCOP. Additionally, $5.0 million was paid on the loan on the Effective Date.

Non Recourse SPV 99-1 Securitization Note

In August 1999, Creditrust issued a $40.0 million asset backed securitization note through its newly formed special purpose subsidiary Creditrust SPV99-1, LLC (Series 1999-1). This note is secured by the receivables pledged to the note holders and is non-recourse to the parent Company and its other assets. Interest is payable at 9.43% per annum and the final maturity date of the note is July 2004. Interest expense totaled approximately $1.2 million and $2.5 million for the years ended December 31, 1999 and 2000, respectively. A one-time $2.4 million liquidity reserve is included in cash on the balance sheet and restricted as to use until the note is retired. The securitization did not qualify for gain on sale accounting under generally accepted accounting principles, with the result that the securitization notes are treated as a secured borrowing and appear as debt on the consolidated financial statements of Creditrust. As of December 31, 2000, Creditrust had approximately $18.1 million outstanding under the facility, and the carrying value of the finance receivables under the facility was approximately $45.0 million. Debt service is paid from all collections on the receivables less a 20% servicing fee. Servicing fees are eliminated in consolidation.

Due to a cross default provision with another defaulted securitization, the trustee notified Creditrust that a servicer default had occurred. On May 4, 2000, Creditrust was notified by the trustee for the bondholders that effective immediately, Creditrust was terminated of all its duties and obligations under the servicing agreement. In subsequent discussions, the bondholders have requested Creditrust to continue servicing the receivables for an indeterminate period. The servicing will be transferred to NCOF as part of a settlement reached with the Series 1999-1 bondholders after the Effective Date.

At December 31, 2000, Creditrust had no available credit under existing debt facilities. As of December 31, 2000, required and projected minimum principal payments payable by Creditrust were as follows:

          Year ending December 31,                                                      (Dollars in thousands)
          ------------------------

         2001.......................................................................           $ 27,384
         2002.......................................................................             35,223
         2003.......................................................................              3,413
         2004.......................................................................              3,118
         2005 and thereafter........................................................             18,862
                                                                                               --------

              Total minimum principal payments......................................             88,000

         Original issue discount on warrants issued from SPV99-2 financing .........               (699)
                                                                                               --------

              Fair value of debt recorded...........................................           $ 87,301
                                                                                               ========

                             CREDITRUST CORPORATION

Note J--Notes Payable (continued)

The debt service requirements associated with borrowings under Creditrust's credit facilities significantly increased liquidity requirements. Both the Line of Credit Facility and the Warehouse Facility interest only periods expired and no further borrowings were permitted under the Warehouse Facility and the Line of Credit Facility. Creditrust's liquidity was also adversely impacted by lower than estimated collections and higher cost of receivables purchased in 1999 under forward flow contracts. Creditrust experienced difficulty in obtaining financing with amortization and other terms appropriately matched to the anticipated cash flows from receivables purchased with the financing. Creditrust believed that other receivables purchasers were experiencing similar difficulties in the financial markets. Creditrust anticipated that its operating cash flow and strategic sales of receivables that could occur subsequent to consent by various lenders would have been sufficient to meet its anticipated future operating expenses, and to service its debt requirements as they became due. However, without additional financing to buy receivables, Creditrust was not able to grow. An extended period of no further financing and no account sales required management to take steps to reduce operating expenses to stay in line with reducing revenues that accompany a static receivables base and, ultimately, to file a petition for relief under Chapter 11.

Note K--Subordinated Notes and Extraordinary Loss

In April 1998, Creditrust sold $5.0 million aggregate principal amount of subordinated notes, together with common stock purchase warrants exercisable for an aggregate of 450,000 shares of Creditrust's common stock. Each of the 50 units sold consisted of $100,000 principal amount for the note and a warrant exercisable for 9,000 shares. The exercise price is $12.00 per share for 396,000 of the warrants and $15.50 for 54,000 of the warrants. Upon the closing of the initial public offering in August 1998, the notes plus accrued interest at 10% per annum were repaid.

Creditrust recorded the fair value of the subordinated notes at $4.5 million and recorded as paid-in capital the remaining consideration of $410,000 net of offering expenses attributable to the fair value of the warrants. The effective interest rate on the subordinated notes based on the allocation is 12.8%. Creditrust repaid the subordinated notes at $5.0 million plus accrued interest. The repayment resulted in Creditrust's recording an extraordinary charge for the early repayment of indebtedness which, including debt issuance costs, resulted in an extraordinary charge in August 1998 of $566,000 after-tax, net of amortization of financing costs and original issue discount.

Note L--Capitalized Lease Obligations

Creditrust has entered into capital lease obligations to finance the purchase of computer equipment and furniture. The terms of these leases range from 36 to 48 months. The balance due on the leases was approximately $5.2 million and $1.4 million as of December 31, 1999 and 2000, respectively. Interest rates range from 8.7% to 11.4%; and interest expense was $133,000, $251,000 and $263,000 in
1998, 1999 and 2000, respectively.

For the year ended December 31, 2000, future minimum annual lease payments under capital leases together with their present value are as follows:

          As of December 31,                              (Dollars in thousands)
          ------------------

         2001..........................................              $ 826
         2002..........................................                661
         2003..........................................                 57
                                                                   -------

          Total minimum lease payments.................              1,544
           Amount representing interest................               (134)
                                                                   -------

          Present value of minimum lease payments......            $ 1,410
                                                                   =======

In June 2000, pursuant to the filing of Chapter 11, Creditrust rejected certain capital lease contracts. Lease obligations totaling approximately $4.0 million have been classified as subject to compromise in accordance with the provisions of reporting under Chapter 11.

                             CREDITRUST CORPORATION

Note M--Income Taxes

The provision for income taxes (benefit) consists of the following for the years ended December 31:

                                                   (Dollars in thousands)

                                              1998         1999          2000
                                              ----         ----          ----

Current expense (refund)
   Federal.............................       $ --         $ --          $ --
   State...............................         45           --            --
                                           -------     --------     ---------
                                                45           --            --
Deferred
   Federal.............................      5,811        8,904       (29,134)
   State...............................      1,149        1,971        (6,373)
                                           -------     --------     ---------
                                             6,960       10,875       (35,507)
                                           -------     --------     ---------

Total..................................    $ 7,005     $ 10,875     $ (35,507)
                                           =======     ========     ==========


The net deferred tax liability (asset) consists of the following as of December 31:
                                                        (Dollars in thousands)

                                                         1999           2000
                                                         ----           ----

Deferred tax assets
   Deferred income.................................     $ 599          $ --
   Net operating loss carryforward.................    17,559         34,213
   Reorganization costs............................        --          1,012
   Other...........................................       221            116
                                                     --------      ---------
Deferred tax assets................................    18,379         35,341

Deferred tax liabilities
   Finance receivables.............................    24,764         16,443
   Investment in securitizations...................    13,519          1,899
   Other...........................................       228            181
                                                     --------      ---------
Deferred tax liabilities...........................    38,511         18,523
                                                     --------      ---------

Net deferred tax liability (asset).................  $ 20,132      $ (16,818)
                                                     ========      =========


The difference between the total income tax expense (benefit) and the income tax expense computed using the federal income tax rate were as follows for the years ended December 31:

                                                                       (Dollars in thousands)
                                                                 1998            1999           2000
                                                                 ----            ----           ----

Pretax income.................................................  $ 17,766      $ 27,893      $ (97,894)
                                                                --------      --------      ---------

Computed federal income taxes at 34%..........................     6,040         9,483        (33,284)
Computed state income taxes, net of federal benefits..........       821         1,289         (4,523)
Other taxes not based on income...............................        45            --             --
Permanent differences.........................................        19            28             --
Other adjustments.............................................        80            75          2,300
                                                                 -------      --------      ---------

Income tax expense (benefit)..................................  $  7,005      $ 10,875      $ (35,507)
                                                                ========      ========      =========

As of December 31, 2000, Creditrust has a net operating loss carryforward of approximately $89.0 million, which fully expires in 2020. Because of the ownership change in 2001 the use of the net operating loss carryforward could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforward is limited under this section and such limitation is dependent on i) the fair market value of Creditrust at the time of the ownership change and ii) the net unrealized built-in gains of Creditrust at the time of the ownership change. The fair market value of Creditrust at the time of ownership change appears to be such that the net operating loss carryforward would be substantially curtailed under Section 382 of the Internal Revenue Code. However, the net operating loss carryforward can be used against the net unrealized built-in gain to the extent such gain is recognized within the next five years.

                             CREDITRUST CORPORATION

Note N--Commitments and Contingencies

Leases

In January 1996, Creditrust entered into an agreement to lease its current headquarters and a collection facility. In October 1998, Creditrust amended the lease to expand the leased space in return for additional monthly rent. Rent expense for this lease for the years ended December 31, 1998, 1999 and 2000 was $250,000, $265,000 and $226,000, respectively. Pursuant to the Merger Agreement, the lease was assigned to the former Chairman of the Board.

In September 1997, Creditrust entered into an agreement to lease additional office space for an operations center. The lease required no payments for the first six months. Creditrust recorded the free rent period as a lease incentive and is amortizing it straight-line over the term of the lease. Rent expense for this lease for 1998, 1999 and 2000 was $405,000, $406,000 and $406,000,
respectively, including $219,000, $196,000 and $41,000 of amortized lease incentive, respectively.

In January 1999, Creditrust entered into a storage facility lease agreement. The lease began in February 1999 and expires in January 2003. The yearly commitment pursuant to this lease is $142,000. Creditrust defaulted on its lease payment in May 2000. The landlord began eviction procedures and terminated the lease. Rent expense for this lease for the year ended December 31, 1999 and 2000 was $136,000 and 62,000, respectively.

In May 1999, Creditrust entered into a seven-year lease for additional office space of approximately 94,000 square feet in suburban Baltimore. The lease term commenced on July 1, 1999 and ends July 31, 2006. Creditrust was given an improvement allowance of approximately $1.2 million, which has been recorded as lease incentive and is amortized over the term of the lease. Under an amendment dated October 1999, Creditrust leased an additional 42,000 square feet of office space commencing in May 2000. Rent expense for this lease for the year ended December 31, 1999 and 2000 was $697,000 and 701,000, respectively. Pursuant to the filing of Chapter 11, Creditrust rejected the executory lease, and wrote off the unamortized lease incentive in the amount of approximately $1.2 million.

Future minimum operating lease commitments, net of reimbursements, are as follows:

    Year ending December 31,                    (Dollars in thousands)
    ------------------------

   2001......................................         $   513
   2002......................................             494
                                                      -------
                                                      $ 1,007
                                                      =======
Forward Flow Agreements

Beginning in September 1998, Creditrust entered into multiple forward flow agreements with certain financial institutions, which obligate Creditrust to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of December 31, 2000, Creditrust had no commitments under forward flow agreements. In 1999, a charge of $1.3 million was incurred due to a reduction in the amount of the remaining monthly obligations under the remaining forward flow contract.

Litigation

Creditrust is involved in various litigation arising in the ordinary course of business. Management believes these items, individually or in aggregate, will not have a material adverse impact on Creditrust's financial position, results of operations or liquidity.

Reference is hereby made to Note A above for a description of the Chapter 11 proceeding to which Creditrust is a party, which description is incorporated herein by reference.

                             CREDITRUST CORPORATION

Note N--Commitments and Contingencies (continued)

Creditrust filed a complaint on April 4, 2000 against Enhanced Financial Services Group Inc. ("EFS"), AGI and Charles Henneman in the United States District Court for the District of Maryland containing 18 counts alleging securities fraud, common law fraud and other common law tort actions and which seeks compensatory and punitive damages in excess of $200 million. All defendants have filed motions to dismiss, which have been briefed and answered. After Creditrust filed for relief under Chapter 11 of the federal bankruptcy laws, AGI filed a motion for a temporary restraining order in connection with $1.3 million reserves held by Series 98-1 securitization. The court denied AGI's motion. AGI also filed a motion seeking the appointment of a Chapter 11 trustee. AGI filed a claim in the Bankruptcy Court for up to $32.7 million. See Note A for a description of the AGI Settlement Agreement reached with AGI, EFS and Henneman.

Creditrust filed a complaint in the United States District Court for the District of Delaware seeking a declaratory judgment with respect to a contract between Creditrust and MBNA which had terminated as a result of certain actions by MBNA. MBNA answered by denying any liability, and filed a counterclaim seeking damages (not calculated or stated) from Creditrust for breach of contract. Creditrust answered by denying all liability. The counterclaim has been stayed by the Chapter 11 proceedings and all parties have agreed to hold off on any discovery with respect to the original claim. MBNA has filed an unliquidated claim and an amended claim in the amount of $4.5 million in the Bankruptcy Court to which Creditrust has objected. All parties have entered into a Memorandum of Understanding, the terms of which set forth an agreed settlement of all outstanding issues and allows MBNA a cash claim of $65,000. Creditrust has consummated the settlement with MBNA on February 22, 2001.

Creditrust filed a complaint in the United States District Court for the District of Maryland seeking damages from a former employee et al. for theft and conversion of funds belonging to Creditrust (currently estimated to be in excess of $200,000). A temporary restraining order was issued and converted to a preliminary injunction preventing the removal or expenditure of assets by the defendants. Subpoenas have been issued to various financial institutions in order to discover any misdirected funds. An insurance claim has been filed.

A complaint was filed in the Court of Common Pleas for Lucas County, Ohio seeking damages of approximately $459,000 from Creditrust and a co-defendant, Key Bank, resulting from a tradeline which Creditrust allegedly filed on plaintiff's credit report. Plaintiff alleges that Creditrust knew, or had reason to know, that the account purchased had been previously settled. A stay has been issued pursuant to a notice of suggestion of bankruptcy being filed. Plaintiff has also filed a claim in the United States Bankruptcy Court for the District of Maryland, Northern Division. Creditrust has contested this litigation and the matter is currently under advisement by the Bankruptcy Court.

A complaint was filed in the Circuit Court for Baltimore County seeking damages of $1,333,000 from Creditrust for alleged breach of a contract for the construction of tenant improvements in Creditrust's former call center in Hunt Valley, Maryland. An answer has been filed and all proceedings stayed by the Chapter 11 filing. A claim was filed in the Bankruptcy Court and Creditrust has objected to the claim. Creditrust has provided for any likely loss in connection with this litigation.

A class action complaint was filed against Creditrust in the United States District Court for the Northern District of Illinois seeking class damages for all customers of Creditrust residing in Illinois who received a collection letter alleged to be in violation of the Fair Debt Collection Practices Act. Creditrust filed an answer and discovery has commenced. Class certification has been challenged and the original plaintiff has withdrawn and a substitute plaintiff has been added. Creditrust has again challenged certification of the class based upon the lack of sufficient commonality of facts to support liability. The proceeding was dismissed by the plaintiff for no consideration on July 28, 2000. The plaintiff has filed a claim in the Bankruptcy Court. Creditrust has objected to this claim and the claim has been disallowed by the Bankruptcy Court.

A complaint was filed against Creditrust in the United States District Court for the Northern District of Alabama seeking class damages for all customers of Creditrust who had filed for protection under the U.S. Bankruptcy Code and, in alleged violation of the automatic stay provisions of the Code, continued to receive requests for payment from Creditrust. Several counts have been dismissed by the court. Class certification is pending. All proceedings have been stayed as a result of the Chapter 11 proceeding. The plaintiff has filed a claim in the Bankruptcy Court. Creditrust has objected to this claim and the claim has been disallowed by the Bankruptcy Court.

                             CREDITRUST CORPORATION

Note N--Commitments and Contingencies (continued)

Six complaints filed in the United States District Court for the District of Maryland seeking class damages against certain officers of Creditrust for alleged violation of the Securities and Exchange Act and various rules promulgated thereunder. Creditrust is not a named defendant because of the Chapter 11 proceeding, but may have indemnification responsibilities to some or all defendants. Motions to dismiss to be filed. Creditrust's plan of reorganization specifically provides for pre Chapter 11 filing related indemnification claims to be limited to a trust fund and certain insurance policies. The surviving corporation will have no ongoing responsibility for these claims under the plan. Any deductibles Creditrust may incur have been expensed.

Seven individual complaints, filed in the Circuit Court for Baltimore City by the same attorney seek individual yet identical compensatory and punitive damages and state identical causes of action. Said causes of action include the violation of the Maryland Consumer Protection Act, fraud, constructive fraud, the violation of Federal Consumer Credit Protections Act, negligence, breach of contract, interference with contractual relations, and intentional infliction of emotional distress. Motions to dismiss certain counts and defendants and to remove the remaining matters to the United States District Court for the District of Maryland have been filed. Creditrust believes these claims are without merit. The Bankruptcy stay has caused the case to be administratively closed. The plaintiffs have filed claims in the Bankruptcy Court. Creditrust has objected to these claims and the claim has been disallowed by the Bankruptcy Court.

Note O - Restructuring of Operations

In May 2000, Creditrust effectuated a restructuring plan and closed one of its operations centers. The exit plan included relocating all employees in the closed operations center to its main operations center, disposing of certain equipment leases, and a reduction in staff. The cost of restructuring of $8.8 million before tax is presented as a charge to income as a separate component of earnings from operations in the second quarter. The restructuring costs included writing off unutilized property and equipment leases and leaseholds, and costs of abandonment of the real property lease.

Note P--Gain on Sale--Securitizations

On June 19, 1998, a special purpose finance subsidiary formed by Creditrust issued $14.5 million aggregate principal amount of 6.43% Creditrust Receivables--Backed Notes, Series 1998-1. The notes are secured by a trust estate consisting substantially of consumer receivables previously owned by Creditrust with a carrying value as of June 1998 of approximately $4.8 million and all of the serviced receivables. Creditrust purchased the serviced receivables included in the securitization for $6.5 million. After payment of the purchase price of the serviced receivables, retirement of a credit facility and payment of transaction costs, Creditrust received cash of $5.8 million, recognized a gain on sale of $6.0 million and recorded an investment in securitizations of $4.6 million.

On December 29, 1998, a special purpose finance subsidiary formed by Creditrust issued $27.5 million aggregate principal amount of 8.61% Creditrust Receivables--Backed Notes, Series 1998-2. The notes are secured by a trust estate consisting substantially of consumer receivables previously owned by Creditrust with a carrying value as of December 1998 of approximately $28.6 million. After retirement of a credit facility and payment of transaction costs, Creditrust received cash of $7.3 million, recognized a gain on sale of $11.0 million and recorded an investment in securitizations of $14.4 million.

Note Q--Gain on Sale--Finance Receivables

In February 1998, Creditrust sold a portfolio of receivables repurchased under a settlement agreement. Previously deferred income of $895,000 was recognized against a $237,000 cost of sale, resulting in gain on sale of $658,000. Creditrust sold miscellaneous finance receivables in July 1998 for $800,000 to a major credit card issuer. The finance receivables sold were fully amortized, resulting in a gain on sale of $800,000.

In January 2000, finance receivables classified held for sale were sold for cost, and therefore no gain or loss was recognized.

                             CREDITRUST CORPORATION

Note R--Stock and Option Plans

Employee Stock Purchase Plan

In conjunction with the initial public offering, Creditrust reserved a total of 100,000 shares of common stock for issuance pursuant to the 1998 Creditrust Employee Stock Purchase Plan. The plan is administered by the Board of Directors and is open to all eligible employees, who can purchase shares at a 15 percent discount to the fair market value, subject to certain annual limitations. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," Creditrust will account for stock-based compensation on the intrinsic value-based method of Accounting Principles Board Opinion No. 25. As the plan is non- compensatory in nature, no compensation expense will be recorded for stock purchased pursuant to the plan. No shares have been issued pursuant to the plan.

Stock Incentive Plan

In conjunction with the initial public offering, Creditrust reserved a total of 800,000 shares of common stock for issuance pursuant to the 1998 Creditrust Stock Incentive Plan. The plan is administered by the Board of Directors and provides for the grant of stock options and other stock grants to directors and to all eligible employees of Creditrust, including executive officers and directors. Options granted under the plan are granted on such terms and at such prices as determined by the Board of Directors, except the per share exercise price may not be less than the fair market value of the common stock on the date of the grant. The Board of Directors has the authority to amend or terminate the plan, provided no such amendment or termination adversely affects the rights of any holder of any outstanding option without the written consent of such holder. Creditrust granted options totaling 1,184,129 shares to all active employees as of June 8, 2000.

Stock Options Issued

Creditrust issues options to employees and members of its Board of Directors based on hiring incentives and merit. Creditrust has accounted for its options under APB Opinion No. 25 and related interpretations. The options, which have a term of 10 years when issued, are granted at various times during the year and vest based upon individual grant specifications. The exercise price of each option equals or exceeds the market price of Creditrust's stock on the date of grant. No compensation cost has been recognized for employee options. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates, consistent with the method in SFAS No. 123, Creditrust's net earnings would have been decreased to the pro forma amounts indicated below for years ended December 31:

                                                                        (Dollars in thousands, except share data)
                                                                                1999                  2000
                                                                                ----                  ----

   Net earnings (loss) --as reported.................................        $ 17,018              $ (62,387)
   Net earnings (loss) --pro forma...................................        $ 16,596              $ (62,670)
   Net earnings (loss) per diluted common share--as reported.........        $   1.67              $   (5.97)
   Net earnings (loss) per diluted common share--pro forma...........        $   1.63              $   (6.00)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing method with the following weighted-average assumptions used for grants as of December 31:

                                                                              1999                    2000
                                                                              ----                    ----

   Expected Volatility............................................              80.00%               189.00%
   Risk-free Rate.................................................               5.54%                 4.81%
   Expected Lives.................................................            5 Years               5 Years


                             CREDITRUST CORPORATION

Note R--Stock and Option Plans (Continued)

The following tables depict activity in the plan for the year ended December 31:

                                                                                     1999                2000
                                                                                    Shares              Shares
                                                                                  ---------           ---------
   Options outstanding at beginning of year...................................     317,338             339,381
      Granted.................................................................     102,862           1,184,129
      Exercised...............................................................     (30,963)                 --
      Forfeited...............................................................     (49,856)           (315,833)
      Expired.................................................................          --                  --
                                                                                   -------           ---------

   Outstanding at end of year.................................................     339,381           1,207,677
                                                                                   -------           ---------
   Options exercisable at year-end............................................     105,248             609,137
   Weighted-average fair value per share of options granted during the year...     $ 14.83               $ .51
   Weighted-average exercise price............................................     $ 21.92               $ .53

Note S--Related Party Transactions

In October 1999, Creditrust became aware that a management employee, who subsequently resigned, misdirected corporate funds of approximately $500,000 by submitting an unauthorized check request and then seeking to redirect those funds through the collection payment stream. Members of senior management learned that a check in a similar amount was unsuccessfully presented by the former employee into the collection payment stream. The Chief Executive Officer sought to recover these funds or have them applied as intended by Creditrust. The funds remained under the former employee's control for approximately seven weeks. During this period, these circumstances were not reported to the audit committee of the board of directors or our independent auditors. Creditrust recovered the full amount of the misappropriated funds. No improper recording of collections occurred as a result of these activities.

In March 2000, Creditrust's Chairman and Chief Executive Officer, loaned Creditrust $648,000 as a short-term note. The proceeds of the note were used to pay an obligation of Creditrust under the Line of Credit Facility. The note matured on April 16, 2000 and bears interest at the rate of 6% per annum payable at maturity. The default rate of interest is 24% per annum. The note provided for a two percent commitment fee payable at funding. This note was stayed in the bankruptcy filing of Creditrust in June 2000. Pursuant to the Merger Agreement, this note was exchanged for NCOP's common stock.

Creditrust paid approximately $200,000 and $600,000 during 1999 and 2000, respectively in contingent legal fees on collections of receivables placed with a law firm which employed a former Director of Creditrust.

In December 1999, Creditrust sold receivables for $4.3 million in proceeds to a company affiliated with a former Director of Creditrust. In 2000, Creditrust paid $400,000 to the affiliate company for accounts sold that were put back to Creditrust pursuant to the sales contract. In addition, on February 22, 2001, Creditrust paid and additional $433,000 pursuant to the bankruptcy settlement for similar accounts.

Note T--Supplemental Cash Flows Information

Supplemental Disclosures of Cash Flows Information

Creditrust paid the following amounts for interest and income taxes during the years ended December 31:

                    (Dollars in thousands)

                                           1998         1999            2000
                                           ----         ----            ----

   Interest............................     $ 616     $ 5,155       $ 12,786
                                            -----     -------       --------

   Income taxes........................     $   3     $    --       $     --
                                            -----     -------       --------

                             CREDITRUST CORPORATION

Note T--Supplemental Cash Flows Information  (Continued)

Supplemental Disclosures of Non-cash Investing and Financing Activities

Creditrust financed the following purchases of property and equipment with capitalized lease obligations and tenant improvement allowances during the years ended December 31:


                          (Dollars in thousands)
                                                                1998              1999             2000
                                                                ----              ----             ----

   Equipment, furniture, and leasehold improvements.......    $ 1,037           $ 1,651            $ 717
                                                              =======           =======            ======


Creditrust recorded an unrealized gain on securitizations as follows for the years ended December 31:

                            (Dollars in thousands)
                                                               1998                1999              2000
                                                               ----                ----              ----

   Unrealized gains on investment in securitizations......   $ 11,462              $ --            $ --
                                                             ========              ====            ====

Creditrust wrote off certain property and equipment in connection with its restructuring of operations:

                                                                            December 31,
                                                                            ------------

                                                                       (Dollars in thousands)
                                                                 1998              1999             2000
                                                                 ----              ----             ----

   Equipment, furniture, and leasehold improvements.......       $ --              $ --          $ 7,523
                                                                 ====              ====          ========



                             CREDITRUST CORPORATION

Note U - Supplementary Financial Information (Unaudited)

The following tables represent selected quarterly financial information.

                                                                               Year Ended 1998
                                                                    (Dollars in thousands, except share data)
                                              March 31               June 30             September 30          December 31
                                              --------               -------             ------------          -----------

Total revenues                               $ 3,403                $ 8,401              $ 4,317                $ 18,753
Expenses from operations                       2,673                  3,285                4,687                   6,159
                                               -----                  -----                -----                   -----
Earnings (loss) from operations                  730                  5,116                 (370)                 12,594

Earnings (loss) before extraordinary item        415                  3,038                 (114)                  7,422

Net earnings (loss)                            $ 415                $ 3,038               $ (680)                $ 7,422
                                               =====                =======               =======                =======

Basic earnings (loss) per common share
     before extraordinary item                 $ .07                  $ .51               $ (.01)                  $ .93
Basic earnings (loss) per common share         $ .07                  $ .51               $ (.09)                  $ .93
                                               =====                  =====               =======                  =====

Diluted earnings (loss) per common share
     before extraordinary item                 $ .07                  $ .51               $ (.01)                  $ .90
Diluted earnings (loss) per common share       $ .07                  $ .51               $ (.09)                  $ .90
                                               =====                  =====               =======                  =====



                                                                              Year Ended 1999
                                                                    (Dollars in thousands, except share data)
                                               March 31               June 30            September 30          December 31
                                               --------               -------            ------------          -----------

Total revenues                               $12,024                $18,418             $ 24,170                $ 26,412
Expenses from operations                       7,644                 10,139               12,575                  18,413
                                               -----                 ------               ------                  ------
Earnings from operations                       4,380                  8,279               11,595                   7,999

Net earnings                                 $ 2,430                $ 4,889              $ 6,295                 $ 3,404
                                             =======                =======              =======                 =======

Basic earnings per common share                $ .29                  $ .47                $ .60                   $ .33
                                               =====                  =====                =====                   =====

Diluted earnings per common share              $ .28                  $ .46                $ .58                   $ .32
                                               =====                  =====                =====                   =====


                                                                              Year Ended 2000
                                                                    (Dollars in thousands, except share data)
                                               March 31               June 30            September 30          December 31
                                               --------               -------            ------------          -----------

Total revenues                               $21,485                $ 6,845                $ 7,025               $ 6,794
Expenses from operations                      14,462                 92,787                  8,940                 9,038
                                              ------                ------                   -----                 -----
Earnings (loss) from operations                7,023                (85,942)                (1,915)               (2,244)

Net earnings (loss)                          $ 2,618              $ (54,186)              $ (3,966)             $ (6,853)
                                             =======              =========               =========             =========

Basic earnings (loss) per common share         $ .25              $   (5.18)                $ (.38)               $ (.66)
                                               =====              =========                =======               =======

Diluted earnings (loss) per common share       $ .25              $   (5.18)                $ (.38)               $ (.66)
                                               =====              =========                =======               =======


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

Effective as of July 21, 2000, Creditrust engaged Reznick Fedder & Silverman ("RF&S") as principal accountants to audit Creditrust's financial statements. Such engagement, which was subject to ratification by the U.S. Bankruptcy Court for the District of Maryland, effectively terminated the prior engagement of Grant Thornton LLP ("Grant"). The Audit Committee of Creditrust recommended the engagement of RF&S, and the Board of Directors approved such engagement. Creditrust filed a petition for reorganization under Chapter 11 of the Bankruptcy Code on June 21, 2000. Because Creditrust had not paid Grant for some pre-petition services, it believed Grant would not qualify as independent for the purpose of auditing Creditrust's financial statements in 2000.

The reports of Grant on Creditrust's financial statements for the years ended December 31, 1998 and 1999 did not contain any adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with Grant's audit for the year ended December 31, 1999, Grant believed that a fourth quarter 1999 adjustment of $4.6 million was necessary based on historical collections and the 1999 cash collection trends.

Grant discussed these issues with members of management, the Board of Directors, and the Audit Committee. While initially disagreeing with Grant, management revised the estimates and recorded the adjustment to resolve the issue to the satisfaction of Grant prior to the completion of the audit. Creditrust has authorized Grant to respond fully to the inquiries of RF&S relative to this matter and others which might effect its engagement.

Grant has furnished to Creditrust a letter addressed to the Securities and Exchange Commission concerning this information.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of NCO Portfolio Management Inc.

The following table sets forth the names of the executive officers and directors of NCOP, their positions within NCOP and their principal business experience for the past five years. Each director and executive officer, other than Mr. Barrist, assumed his position with NCOP on the Effective Date. Mr. Barris has been a director and the President and Chief Executive Officer of NCOP since its formation in 1999.

                  Name                          Age                       Position
                  ----                          ---                       --------

Michael J. Barrist.......................       39           Chairman of the Board, Chief Executive Officer, and President
James D. Rosener (1).....................       45           Director
James T. Hunter (2)......................       45           Director
Jeffrey A. Schraeder (1) (2).............       55           Director
Alan D. Scheinkman.(1) (2)...............       50           Director
Joshua Gindin............................       44           Executive Vice President, General Council and Secretary
Michael B. Meringolo.....................       53           Senior Vice President Operations
Richard J. Palmer........................       49           Senior Vice President, Chief Financial Officer and Treasurer

- --------------
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.

Michael J. Barrist, Chairman of the Board , Chief Executive Officer, and President. Mr. Barrist has served as Chairman of the Board, President and Chief Executive Officer of NCOG since purchasing that company in 1986. Mr. Barrist was employed by U.S. Heathcare Inc. from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a certified public accountant.

James D. Rosener, Director. Mr. Rosener has been a partner in the law firm of Pepper Hamilton LLP since 1993 and is a member of its executive committee.

James T. Hunter, Director. Mr. Hunter has been employed by Janney Montgomery Scott LLC, a securities brokerage and investment banking firm, since 1987, most recently as Managing Director.

Jeffrey A. Schraeder, Director. Mr. Schraeder served as a director of predecessor Creditrust since 2000. Since 1999, Mr. Schraeder has been a principal at Engine Performance, Inc. where he manages its Consulting and Technology Division. In 1989, Mr. Schraeder co-founded Company Entier, a management consulting firm that provided business process re-engineering services to privately held and public companies as well as federal agencies.

Alan D. Scheinkman, Director. Mr. Scheinkman has practiced law with the firm of Epstein, Becker & Green, P.C., New York City since January 2001. From January 1998 to December 2000, Mr. Scheinkman was County Attorney of Westchester County, New York, Counsel to the County Executive and Board of Legislators. Prior to that, Mr. Scheinkman was in private practice with Scheinkman, Fredman & Kosan LLP from September 1990 to December 1997. Mr. Scheinkman is also an adjunct professor of law at Pace University, School of Law and St. John's University, School of Law. Mr. Scheinkman is also a director of SF Holdings Group, Inc.

Joshua Gindin, Executive Vice President, General Council and Secretary. Mr. Gindin has served as Executive Vice President and General Counsel of NCOG since May, 1998. Prior to joining NCOG, Mr. Gindin was a partner in the law firm of Kessler & Gindin since 1995. Mr. Gindin has practiced law since 1983 and has represented NCOF since 1986 and NCOG since its formation in 1996.

Michael B. Meringolo, Senior Vice President Operations. Mr. Meringolo has been employed by NCO Financial Systems, Inc., a subsidiary of NCOG, since September, 1997, most recently as Senior Vice President, Portfolio Acquisitions and Management. Prior to that, from 1991 to 1997 he was employed by First Union National Bank, most recently as Vice President of Consumer Products, with responsibility for managing the collection of consumer lending products.

Richard J. Palmer, Vice President, Chief Financial Officer and Treasurer--Mr. Palmer was Chief Financial Officer of Creditrust since 1996. From 1983 to 1996, Mr. Palmer served as Chief Financial Officer of, and in various other financial functions for, CRI, Inc., a national real estate investment company with headquarters in Rockville, Maryland. Prior to CRI, Inc., Mr. Palmer was with Grant Thornton LLP from 1976 until 1983 and KPMG Peat, Marwick from 1973 to 1976. Mr. Palmer has a BS degree in accounting from Florida Atlantic University in Boca Raton, Florida. He received his Florida certified public accounting certificate in 1974, and received reciprocity in the District of Columbia in 1976.

Item 11.     Executive Compensation

Summary Compensation Table

The following table sets forth the compensation paid by Creditrust during the three-year period ended December 31, 2000 to Creditrust's Chief Executive Officer and Creditrust's other executive officers receiving compensation in excess of $100,000.

                                                                       Annual Compensation
                                                     -----------------------------------------------------
                                                                                              All Other
             Name and Principal Position              Year      Salary         Bonus       Compensation(1)
             ---------------------------              ----      ------         -----       ---------------

Joseph K. Rensin..............................        2000     $249,995     $      --       $   1,363
Chairman and Chief Executive Officer                  1999      249,995            --           1,587
                                                      1998      218,846            --           1,295

Richard J. Palmer.............................        2000     $150,010     $   2,000       $     952
Vice President and Chief Financial Officer            1999      150,010       105,000           1,702
                                                      1998      150,010        42,584           1,444

Thomas A. Henning.............................        2000      $88,803     $   2,000       $      --
Vice President, General Counsel and Secretary         1999       66,350           100              --
                                                      1998           --            --              --

William F. Young..............................        2000     $239,619     $  52,333       $   1,363
Vice President, Recovery                              1999      212,295         2,000             400
                                                      1998      112,187         2,000              --

Thomas J. Crotty..............................        2000     $174,010     $  77,000       $     --
Vice President and Chief Information Officer          1999       41,192         2,000              --
                                                      1998           --            --              --

Thomas J. Juranich............................        2000     $133,088     $   2,000       $      --
Vice President, Human Resources                       1999       56,322            --              --
                                                      1998           --            --              --


(1) Represents amounts contributed by Creditrust to the individual's accounts in Creditrust Corporation's 401(k) plan.

Option Grants in Last Fiscal Year

The following table sets forth certain information concerning stock options granted during fiscal 2000 to the named executive officers. The following table also sets forth the potential realizable value over the term of the options (the period from grant date to the expiration date), based on assumed rates of stock appreciation of 5% and 10%, compounded annually. All options granted were cancelled as of the Effective Date.

                                                                                                      Potential Realizable
                                                                                                        Value at Assumed
                                                                                                     Annual Rates of Stock
                                                                                                       Price Appreciation
                                                         Individual Grants                            For Option Term (1)
                                   --------------------------------------------------------------    -----------------------
                                   Number of        Percent of
                                   Securities       Total Options
                                   Underlying       Granted to
                                   Options          Employees in        Exercise      Expiration
            Name                   Granted          Fiscal Year           Price          Date           5%           10%
- ------------------------------     -------------    ----------------    ----------    -----------    ---------     ---------
Joseph K. Rensin.........          50,000                4.2%           $ .58             *          18,237        46,219
Richard J. Palmer........          50,000                4.2              .53             *          16,500        42,234
Thomas A. Henning........          50,000                4.2              .53             *          16,500        42,234
William F. Young.........          50,000                4.2              .53             *          16,500        42,234
Thomas J. Crotty.........          50,000                4.2              .53             *          16,500        42,234
Thomas J. Juranich.......          50,000                4.2              .53             *          16,500        42,234


- -----------------
(1) Represents the difference between the market value of Creditrust's common stock for which the option may be exercised, assuming that the market value of the common stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and the exercise price of the option. The rates of appreciation used in this table are prescribed by regulations of the Securities and Exchange Commission and are not intended to forecast future appreciation of the market value of the common stock.
* All options were cancelled on February 20, 2001. Original expiration date was June 8, 2010.

Aggregated Option Exercises in 2000 and Value of Options at December 31, 2000

The following table sets forth information about outstanding options held by the named executive officers as of December 31, 2000. Based on the market price of Creditrust's common stock on December 31, 2000 ($.28), none of the unexercised stock options held by Creditrust's named executive officers at December 31, 2000 were in the money. All outstanding stock options were cancelled as of the Effective Date.

                                                                               Number of Securities
                                                                             Underlying Unexercised
                                                                                  Options Held at
                                                                                Fiscal Year End (#)
                                         Shares Acquired       Value       -----------------------------
                 Name                    on Exercise (#)   Realized ($)    Exercisable     Unexercisable
                 ----                    ---------------   ------------    -----------     -------------

    Joseph K. Rensin..................         --               --           25,000          25,000
    Richard J. Palmer.................         --               --           63,710          50,806
    Thomas A. Henning.................         --               --           25,000          25,000
    William F. Young..................         --               --           35,677          31,452
    Thomas J. Crotty..................         --               --           29,598          31,896
    Thomas J. Juranich................         --               --           26,592          27,388

Employment Agreements

Creditrust had an employment agreement with Mr. Palmer. The employment agreement entitled Mr. Palmer to annual incentive compensation in an amount up to $100,000 in the discretion of the Compensation Committee of the Board of Directors, in addition to an annual base compensation of $150,000. Further, he was entitled to all benefits to which Creditrust employees generally were eligible, and was subject to a confidentiality agreement that prohibited him from disclosing Creditrust's proprietary information, removing Creditrust's documents or soliciting other employees for outside employment for two years after he leaves Creditrust. In the event of a breach of the confidentiality agreement, Creditrust was entitled to liquidated damages of $100 per day for each day the agreement would be violated, among other remedies.

Messrs. Palmer and Young have each agreed not to complete with Creditrust for three years from the date of their termination of employment, subject to certain geographic limitations.

Compensation Pursuant to Plans

1998 Stock Incentive Plan. Creditrust adopted the Creditrust Corporation 1998 Stock Incentive Plan (the "Stock Plan"). The Stock Plan was established to provide incentives to motivate and retain Creditrust's key employees. The Stock Plan was administered by the Compensation Committee of the Board of Directors and provided for the grant of incentive stock options and non-qualified stock options, as well as stock appreciation rights, restricted or unexercised stock awards, phantom stock, performance awards, or any combination of the foregoing. The Compensation Committee was authorized to grant options under the Stock Plan to all of Creditrust's eligible employees, including executive officers. Directors who were not also Creditrust's employees were eligible for grants under the Stock Plan. Options granted under the Stock Plan were granted on such terms and at such prices as were determined by the Compensation Committee, except that the per share exercise price of incentive stock options granted under the Stock Plan cannot be less than the fair market value of the common stock on the date of grant. Each option was exercisable after the period or periods specified in the option agreement, but no incentive stock option may be exercised after the expiration of 10 years from the date of the grant. No option may be granted under the Stock Plan after July 29, 2008. Incentive stock options granted to an individual who owned (or was deemed to own) 10% or more of the total combined voting power of all classes of stock of Creditrust must have had an exercise price of at least 110% of the fair market value of the common stock on the date of grant, and a term of no more than five years. The Board of Directors had the authority to amend or terminate the Stock Plan, however certain amendments were subject to stockholder approval.

There were 1,207,677 shares were subject to outstanding options at December 31, 2000. All options were cancelled upon the Effective Date.

Directors Compensation

Creditrust's directors who were also employees did not receive additional compensation for their services as directors. In prior years, Creditrust non-employee directors received annual director compensation consisting of shares of common stock with a value of $10,000 pursuant to Creditrust's 1998 Stock Incentive Plan and $5,000 in cash. In 2000, non-employee directors received annual compensation of $15,000 in cash. Each non-employee director received $1,500 for each Board meeting attended in person and $500 for each Board meeting attended telephonically. In addition, each non-employee director received $500 for each committee meeting attended in person and $300 for each committee meeting attended telephonically. Non-employee directors also were reimbursed for expenses incurred to attend meetings of the Board of Directors and its committees.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table provides information regarding the beneficial ownership of NCOP's common stock, as of March 27, 2001 by: (1) each person known by NCOP to own beneficially more than 5% of NCOP's common stock; (2) each of NCOP's directors; (3) each of NCOP's current named executive officers; and (4) NCOP's directors and executive officers as a group. Except as otherwise indicated, to NCOP's knowledge, the beneficial owners of the common stock listed below have sole investment and voting power with respect to such shares.



                                                              Shares Beneficially Owned
                                                              -------------------------
             Name of Beneficial Owner(1)               Number of Shares(2)(6)     Percent(6)
             ---------------------------               ----------------------     ----------
Michael J. Barrist.................................           382,161                 2.8%
Alan D. Scheinkman.................................                --                  --
Michael B. Meringolo...............................            15,000                   *
James D. Rosener...................................                --                  --
James T. Hunter....................................                --                  --
Jeffrey A. Schraeder (3)...........................               541                  *
NCO Group, Inc. (4)................................         8,599,037                63.3%
Joseph K. Rensin...................................           911,600                 6.7%
Richard J. Palmer..................................               132                   *
Joshua Gindin......................................               --                   --
Whippoorwill Associates, Inc.(5)...................         1,325,659                 9.8%
All directors and executive officers as a group
    8 persons......................................           397,834                 2.9%

- ----------
*        Less than 1%
(1) Unless otherwise specified, the address of these persons is c/o NCO Portfolio Management, Inc., 1705 Whitehead Road, Baltimore, Maryland 21207.
(2) NCOP uses the SEC's definition of beneficial ownership. This means that the persons named in this table have sole or shared voting and/or investment power over the shares shown. Beneficial ownership also includes shares underlying options or warrants currently exercisable or exercisable within 60 days.
(3) Mr. Schraeder has shared investment and voting power with respect to these shares.
(4) The address for NCO Group, Inc. is 515 Pennsylvania Avenue, Fort Washington, Pennsylvania 19034.
(5) These shares are owned by limited partnerships, a limited liability company, a trust and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager. The address of Whippoorwill Associates, Inc. is 11 Martine Avenue, White Plains, New York 10606.
(6) The amount and percentage of shares is subject to increase upon resolution of disputed claims and the release of shares from escrow.

Item 13.   Certain Relationships and Related Transactions

In March 2000, Creditrust's Chairman and Chief Executive Officer, loaned Creditrust $648,000 as a short-term note. The proceeds of the note were used to pay an obligation of Creditrust under the Line of Credit Facility. The note initially matured on April 16, 2000 and bore interest at the rate of 6% per annum payable at maturity. The default rate of interest is 24% per annum. The note provided for a two percent commitment fee payable at funding. This note was stayed in the bankruptcy filing of Creditrust in June 2000. Pursuant to the Merger Agreement, this note was exchange for NCOP's common stock.

Creditrust paid approximately $200,000 and $600,000 during 1999 and 2000, respectively in contingent legal fees on collections of receivables placed with a law firm which employed a former Director of Creditrust.

In December 1999, Creditrust sold receivables for $4.3 million in proceeds to a company affiliated with a former Director of Creditrust. In 2000, Creditrust paid $400,000 to the affiliate company for accounts sold that were put back to Creditrust pursuant to the sales contract. In addition, on February 22, 2001, Creditrust paid and additional $433,000 pursuant to the bankruptcy settlement for similar accounts.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)(1) The following consolidated financial statements of Creditrust Corporation and its subsidiaries are included in Item 8:

         Independent Certified Public Accountants' Report for the period ended December 31, 2000

         Independent Certified Public Accountants' Report for the periods ended December 31, 1998 and 1999

         Consolidated Balance Sheets as of December 31, 1999 and 2000

         Consolidated Statements of Earnings for the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1998, 1999 and 2000

         Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

         Notes to Consolidated Financial Statements

    (a)(2) No financial statement schedules for the years ended December 31, 1998, 1999 and 2000 are required to be filed as part of this Annual Report.

    (a)(3) See accompanying Index to Exhibits on page 69.

    (b) Reports on Form 8-K.

   None.

    (c) The following is a list of exhibits filed herewith:

Exhibit No                                           Document
- -----------                                          --------

3.1         Certificate of Incorporation of NCO Portfolio Management, Inc. (1)

3.2         By-Laws of NCO Portfolio Management, Inc. (1)

10.13(a) Indenture and Servicing Agreement, dated as of September 1, 1998, by and among Creditrust Funding I LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company. (2)

10.13(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.13(c) Amendment No. 2 to Indenture and Servicing Agreement, dated as of March 15, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.13(d) Amendment No. 3 to Indenture and Servicing Agreement, dated as of December .31, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.13(e) Amendment No. 4 to Indenture and Servicing Agreement, dated as of February 29, 2000 by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.15(a) Indenture and Servicing Agreement, dated as of December 29, 1998, by and among Creditrust SPV98-2, LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company. (3)

10.15(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.15(c) Amendment No. 2 to Indenture and Servicing Agreement, dated as of June 1, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.15(d) Amendment No. 3 to Indenture and Servicing Agreement, dated as of December 31, 1999, by and among Creditrust SPV98-2, LLC, issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.16 Limited Liability Company Agreement of Creditrust SPV98-2, LLC, dated as of December 29, 1998. (3)

10.18 Bridge Loan Agreement dated as of August 2, 1999 among dated as of August 2, 1999 among Creditrust SPV 99-2, LLC, Creditrust SPV 99-2 Capital, Inc., Creditrust Corporation, the Lenders named therein, and Norwest Bank Minnesota, National Association. (5)

10.19 Senior Secured Bridge Note dated August 2, 1999, executed by Creditrust SPV 99-2, LLC. (5)

10.25 Indenture and Servicing Agreement, dated as of August 31, 1999, by and among Creditrust SPV99-1, LLC, Norwest Bank Minnesota, National Association, and Creditrust Corporation (5)

10.26 Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of August 31, 1999. (5)

10.27 Amendment No. 1 to Bridge Loan Agreement dated as of August 2, 1999 among Creditrust SPV99-2, LLC, CRDT SPV99-2 Capital Inc., Creditrust Corporation, the lenders named therein and Norwest Bank Minnesota, National Association. (6)

10.28 Creditrust Corporation Fifth Amended Plan of Reorganization Under Chapter 11 Bankruptcy dated December 21, 2000. (7)

10.29 Second Amended and Restated Agreement and Plan of Merger dated as of September 20, 2000 for the Merger of Creditrust Corporation with and into NCO Portfolio Funding, Inc. (7)

10.30 Fifth Amended Disclosure Statement of Creditrust Corporation dated December 21, 2000. (7)

10.31 Amended and Restated Limited Liability Company Agreement of Creditrust SPV99&2, LLC dated as of March 1, 2000. (7)

10.32 Independent Contractor Agreement between NCO Portfolio Funding, Inc. and Joseph K. Rensin. (8)

10.33 Order Confirming Fifth Amended Plan of Reorganization (with Technical Amendments) dated December 21, 2000.

10.34 Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 14, 2001, among Creditrust SPV 99-1, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc.

10.35 Amendment No. 1 to Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of February 14, 2001, between Creditrust Corporation and GSS Holdings II, Inc.

10.36 Amendment No. 5 to Indenture and Servicing Agreement, dated as of February [__] 2001, among Creditrust Funding I, LLC, Wells Fargo Bank Minnesota, National Association, Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc.

10.37 Amendment No. 4 to Indenture and Servicing Agreement, dated as of February [__] 2001, among Creditrust SPV98-2, LLC, Wells Fargo Bank Minnesota, National Association, Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc.


10.38 Amendment No. 1 to Limited Liability Company Agreement, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc.

10.39 Amendment No. 1 to Limited Liability Company Agreement of Creditrust Funding I, LLC, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc.

10.40 Servicing Agreement, dated as of February 14, 2001, between Creditrust Corporation and NCO Financial Systems, Inc.

10.41 Subscription Agreement between NCO Portfolio Management, Inc. and Joseph K. Rensin.

10.42 Subscription Agreement between NCO Portfolio Management, Inc. and Michael J. Barrist.

10.43 Servicing Agreement, dated as of February [__] 2001, among Creditrust SPV99-2, LLC, NCO Financial Systems, Inc. and Wells Fargo Bank.

10.44 Amendment No. 2 to Bridge Loan Agreement, dated as of February 14, 2001, among Creditrust SPV99-2 Capital, Inc., CRDT SPV99-2 Capital, Inc., the lenders named therein, and Wells Fargo Bank Minnesota, N.A.

10.45 Credit Agreement, dated as of February [__], 2001, between NCO Portfolio Management, Inc. and NCO Group, Inc.

10.46       NCO Portfolio Management, Inc. 2000 Stock Option Plan. (9)

21.1        List of Subsidiaries.

27.1        Financial Data Schedule.

- ----------------

(1) Previously filed as an exhibit to Creditrust's Current Report on Form 8-K dated February 22, 2001.

(2) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.

(3) Previously filed as an exhibit to Creditrust's Registration Statement on Form S-1 (Reg. No. 333-70845) and incorporated herein by reference.

(4) Previously filed as an exhibit to Creditrust's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.

(5) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference. A portion of this exhibit has been omitted based upon a request for confidential treatment.

(6) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.

(7) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.

(8) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.

(9)  Indicates management agreement or compensatory plan or arrangement.

(d)  The following is a list of financial statements schedules filed herewith:

   None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on April 2, 2001.

                             Creditrust Corporation

                             By: /s/ MICHAEL J. BARRIST
                             --------------------------------------------------
                             Chairman, Chief Executive Officer, and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

              Signature                                           Title                                       Date
              ---------                                           -----                                       ----


/s/ Michael J. Barrist                         Chairman, Chief Executive Officer, and President       March 30, 2001
- ----------------------------                   (Principal Executive Officer)
Michael J. Barrist



/s/ Richard J. Palmer                          Senior Vice President, Chief Financial                 March 30, 2001
- ----------------------------                   Officer and Treasurer
Richard J. Palmer                              (Principal Financial and
                                               Accounting Officer)



/s/ James D. Rosener                           Director                                               March 30, 2001
- ----------------------------
James D. Rosener



/s/ James T. Hunter                            Director                                               March 30, 2001
- ----------------------------
James T. Hunter


/s/ Jeffrey Schraeder                          Director                                               March 30, 2001
- ----------------------------
Jeffrey Schraeder


/s/ Alan D. Scheinkman                         Director                                               March 30, 2001
- ----------------------------
Alan D. Scheinkman



                                  EXHIBIT INDEX
Exhibit No                                           Document
- -----------                                          --------

3.1         Certificate of Incorporation of NCO Portfolio Management, Inc. (1)

3.2         By-Laws of NCO Portfolio Management, Inc. (1)

10.13(a) Indenture and Servicing Agreement, dated as of September 1, 1998, by and among Creditrust Funding I LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company. (2)

10.13(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.13(c) Amendment No. 2 to Indenture and Servicing Agreement, dated as of March 15, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.13(d) Amendment No. 3 to Indenture and Servicing Agreement, dated as of December .31, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.13(e) Amendment No. 4 to Indenture and Servicing Agreement, dated as of February 29, 2000 by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.15(a) Indenture and Servicing Agreement, dated as of December 29, 1998, by and among Creditrust SPV98-2, LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company. (3)

10.15(b) Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.15(c) Amendment No. 2 to Indenture and Servicing Agreement, dated as of June 1, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.15(d) Amendment No. 3 to Indenture and Servicing Agreement, dated as of December 31, 1999, by and among Creditrust SPV98-2, LLC, issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.16 Limited Liability Company Agreement of Creditrust SPV98-2, LLC, dated as of December 29, 1998. (3)

10.18 Bridge Loan Agreement dated as of August 2, 1999 among dated as of August 2, 1999 among Creditrust SPV 99-2, LLC, Creditrust SPV 99-2 Capital, Inc., Creditrust Corporation, the Lenders named therein, and Norwest Bank Minnesota, National Association. (5)

10.19 Senior Secured Bridge Note dated August 2, 1999, executed by Creditrust SPV 99-2, LLC. (5)

10.25 Indenture and Servicing Agreement, dated as of August 31, 1999, by and among Creditrust SPV99-1, LLC, Norwest Bank Minnesota, National Association, and Creditrust Corporation (5)

10.26 Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of August 31, 1999. (5)

10.27 Amendment No. 1 to Bridge Loan Agreement dated as of August 2, 1999 among Creditrust SPV99-2, LLC, CRDT SPV99-2 Capital Inc., Creditrust Corporation, the lenders named therein and Norwest Bank Minnesota, National Association. (6)

10.28 Creditrust Corporation Fifth Amended Plan of Reorganization Under Chapter 11 Bankruptcy dated December 21, 2000. (7)

10.29 Second Amended and Restated Agreement and Plan of Merger dated as of September 20, 2000 for the Merger of Creditrust Corporation with and into NCO Portfolio Funding, Inc. (7)

10.30 Fifth Amended Disclosure Statement of Creditrust Corporation dated December 21, 2000. (7)

10.31 Amended and Restated Limited Liability Company Agreement of Creditrust SPV99&2, LLC dated as of March 1, 2000. (7)

10.32 Independent Contractor Agreement between NCO Portfolio Funding, Inc. and Joseph K. Rensin. (8)

10.33 Order Confirming Fifth Amended Plan of Reorganization (with Technical Amendments) dated December 21, 2000.

10.34 Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 14, 2001, among Creditrust SPV 99-1, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc.

10.35 Amendment No. 1 to Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of February 14, 2001, between Creditrust Corporation and GSS Holdings II, Inc.

10.36 Amendment No. 5 to Indenture and Servicing Agreement, dated as of February [__] 2001, among Creditrust Funding I, LLC, Wells Fargo Bank Minnesota, National Association, Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc.

10.37 Amendment No. 4 to Indenture and Servicing Agreement, dated as of February [__] 2001, among Creditrust SPV98-2, LLC, Wells Fargo Bank Minnesota, National Association, Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc.

10.38 Amendment No. 1 to Limited Liability Company Agreement, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc.

10.39 Amendment No. 1 to Limited Liability Company Agreement of Creditrust Funding I, LLC, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc.

10.40 Servicing Agreement, dated as of February 14, 2001, between Creditrust Corporation and NCO Financial Systems, Inc.

10.41 Subscription Agreement between NCO Portfolio Management, Inc. and Joseph K. Rensin.

10.42 Subscription Agreement between NCO Portfolio Management, Inc. and Michael J. Barrist.

10.43 Servicing Agreement, dated as of February [__] 2001, among Creditrust SPV99-2, LLC, NCO Financial Systems, Inc. and Wells Fargo Bank.

10.44 Amendment No. 2 to Bridge Loan Agreement, dated as of February 14, 2001, among Creditrust SPV99-2 Capital, Inc., CRDT SPV99-2 Capital, Inc., the lenders named therein, and Wells Fargo Bank Minnesota, N.A.

10.45 Credit Agreement, dated as of February [__], 2001, between NCO Portfolio Management, Inc. and NCO Group, Inc.

10.46       NCO Portfolio Management, Inc. 2000 Stock Option Plan. (9)

21.1        List of Subsidiaries.

27.1        Financial Data Schedule.

- ---------------------
(1) Previously filed as an exhibit to Creditrust's Current Report on Form 8-K dated February 22, 2001.
(2) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 and incorporated herein by reference.
(3) Previously filed as an exhibit to Creditrust's Registration Statement on Form S-1 (Reg. No. 333-70845) and incorporated herein by reference.
(4) Previously filed as an exhibit to Creditrust's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
(5) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference. A portion of this exhibit has been omitted based upon a request for confidential treatment.
(6) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 and incorporated herein by reference.
(7) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference.
(8) Previously filed as an exhibit to Creditrust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference.
(9)  Indicates management agreement or compensatory plan or arrangement.