Form 10-Q
period 2001-03-31
NCO PORTFOLIO MANAGEMENT INC
filed 2001-05-15
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS YES [X] NO [ ]

THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MAY 15, 2001 WAS 13,576,089.

                         NCO PORTFOLIO MANAGEMENT, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX

PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements (Unaudited)
                                                                            Page
                Consolidated Balance Sheets
                As of December 31, 2000 and March 31, 2001...................  3

                Consolidated Statements of Income
                For the Three Months Ended March 31, 2000 and 2001...........  4

                Consolidated Statements of Cash Flows
                For the Three Months Ended March 31, 2000 and 2001...........  5

                Notes to Consolidated Financial Statements...................  6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 12

        Item 3. Quantitative and Qualitative Disclosures about Market Risk... 14

PART II. OTHER INFORMATION

        Item 1. Legal Proceedings............................................ 15

        Item 2. Changes in Securities and Use of Proceeds.................... 15

        Item 3. Defaults Upon Senior Securities.............................. 15

        Item 5. Other Information............................................ 15

        Item 6. Exhibits and Reports on Form 8-K............................. 15

   SIGNATURE................................................................. 16

Part 1 - Financial Information
Item 1 - Financial Statements

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                          March 31,
                                                                         December 31,       2001
                                                                             2000       (Unaudited)
                                                                         ------------   -----------
                                     ASSETS

Cash and cash equivalents                                                  $      -      $   9,655
Restricted cash                                                                   -          1,125
Purchased accounts receivable                                                31,480        138,120
Investment in securitization                                                      -          3,616
Deferred income taxes                                                             -          2,700
Deferred costs                                                                    -            851
Other assets                                                                    666          1,435
                                                                           --------      ---------
     Total assets                                                          $ 32,146      $ 157,502
                                                                           ========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                         $      -      $     290
  Accrued expenses                                                                -          6,019
  Accrued compensation and related expenses                                       -            790
  Notes payable                                                                   -         61,131
  Notes payable - affiliates                                                 23,377         41,550
  Deferred income taxes                                                       4,940              -
                                                                           --------      ---------
     Total liabilities                                                       28,317        109,780
                                                                           --------      ---------

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized,
    no shares issued and outstanding                                              -              -
  Common stock,  $.01 par value, 8,599 and 35,000 shares authorized,
    8,599 and 13,576 shares issued and outstanding, respectively                  1            136
   Additional paid-in capital                                                     -         40,827
   Retained earnings                                                          3,828          6,759
                                                                           --------      ---------
     Total stockholders' equity                                               3,829         47,722
                                                                           --------      ---------
Total liabilities and stockholders' equity                                 $ 32,146      $ 157,502
                                                                           ========      =========



                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                For the Three Months
                                                                   Ended March 31,
                                                                --------------------
                                                                  2000        2001
                                                                --------   ---------
Revenue                                                         $   890    $ 12,618

Operating costs and expenses:
  Payroll and related expenses                                       74         257
  Servicing fees                                                    516       5,651
  Selling, general, and administrative                                7         454
  Amortization                                                        -          24
                                                                -------    --------
    Total operating costs and expenses                              597       6,386
                                                                -------    --------
Income from operations                                              293       6,232

Other income (expense):
  Interest and other income                                           -          32
  Interest expense                                                 (164)     (1,574)
                                                                -------    --------
    Total other income (expense)                                   (164)     (1,542)
                                                                -------    --------
Income before income tax expense                                    129       4,690

Income tax expense                                                   48       1,759
                                                                -------    --------

Net  income                                                     $    81    $  2,931
                                                                =======    ========

Net income per share:
  Basic                                                         $  0.01    $   0.27
                                                                =======    ========
  Diluted                                                       $  0.01    $   0.27
                                                                =======    ========
Weighted average shares outstanding:
  Basic                                                           8,599      10,756
  Diluted                                                         8,599      10,756




                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                            For the Three Months
                                                                                                                Ended March 31,
                                                                                                          --------------------------
                                                                                                            2000             2001
                                                                                                          ---------       ----------
Cash flows from operating activities:
  Net income                                                                                              $     81        $   2,931
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                                             -               24
      Changes in operating assets and liabilities, net of acquisition:
        Restricted cash                                                                                          -            2,555
        Deferred income taxes                                                                                  254            2,360
        Other assets                                                                                             -             (267)
        Accounts payable and accrued expenses                                                                    -            1,143
                                                                                                          --------        ---------
          Net cash provided by operating activities                                                            335            8,746
                                                                                                          --------        ---------

Cash flows from investing activities:
  Acquisitions of purchased accounts receivable                                                             (7,300)         (13,390)
  Collections applied to principal of purchased accounts receivable                                          1,001            6,635
  Net cash paid for pre-acquisition liabilities and acquisition
    related costs                                                                                                -          (11,077)
                                                                                                          --------        ---------
          Net cash used in investing activities                                                             (6,299)         (17,832)
                                                                                                          --------        ---------

Cash flows from financing activities:
  Repayment of notes payable                                                                                     -          (24,254)
  Notes payable, affiliate borrowings                                                                        5,964                -
  Borrowings under NCO Group credit facility                                                                     -           41,550
  Payment of fees to acquire new debt                                                                            -             (875)
  Issuance of common stock                                                                                       -            2,320
                                                                                                          --------        ---------
          Net cash provided by financing activities                                                          5,964           18,741
                                                                                                          --------        ---------

Net increase in cash and cash equivalents                                                                        -            9,655

Cash and cash equivalents at beginning of period                                                                 -                -
                                                                                                          --------        ---------
Cash and cash equivalents at end of period                                                                $      -        $   9,655
                                                                                                          ========        =========


                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note A - Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. NCO Portfolio's customers are located throughout the United States. NCO Portfolio has funded its purchased accounts receivable through internal cash flows and financing from NCO Group, Inc. NCO Portfolio was a wholly owned subsidiary of NCO Group, Inc. ("NCO Group" or the "Parent") until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001.

Pursuant to the Fifth Amended Plan of Reorganization dated December 21, 2000 (the "Plan") of Creditrust and related Second Amended and Restated Agreement and Plan of Merger dated September 22, 2000 (the "Merger") among Creditrust, NCO Portfolio, and NCO Group, on February 20, 2001, Creditrust merged with and into NCO Portfolio, at which time NCO Portfolio became a publicly traded company (Nasdaq: NCPM). The Merger was accounted for using the purchase method of accounting. As a result of the Merger, NCO Portfolio issued 4,977,052 shares of common stock resulting in a total of 13,576,089 shares of NCO Portfolio common stock outstanding, including 291,732 shares held in escrow. Shareholders will be eligible to receive the shares of NCO Portfolio common stock held in escrow based upon the resolution of certain disputed and administrative claims. The purchase price was valued at approximately $25.0 million. The purchase price allocation and determination of certain income tax valuations estimated at the Merger date will be finalized upon resolution of the shares of NCO Portfolio common stock held in escrow. Included in the statement of income are the results of operations of Creditrust for the period from February 21, 2001 through March 31, 2001.

As of the Merger, NCO Group owned approximately 63% of the outstanding NCO Portfolio common stock, subject to certain adjustments. As part of the acquisition, NCO Portfolio entered into a ten-year service agreement that appointed a wholly owned subsidiary of NCO Group as the sole provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. Additionally, NCO Group amended its credit agreement with Mellon Bank to provide a $50.0 million credit facility to NCO Portfolio. Upon completion of the Merger, NCO Portfolio borrowed $36.3 million.

Note B - Accounting Policies

Basis of Accounting

The financial statements and disclosures included herein for the three months ended March 31, 2000 and 2001 are unaudited. These financial satements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2000 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Two securitizations that are treated as secured borrowings have provisions which restrict NCO Portfolio's use of cash. Restricted cash as of March 31, 2001 was $1.1 million.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Accounting Policies (Continued)

Purchased Accounts Receivable

NCO Portfolio accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes. Typically, each pool consists of an individual acquisition of accounts. Once a static pool is established, the accounts in the pool are not changed.

Each static pool is initially recorded at cost. Collections on the pools are allocated to revenue and principal reduction based on the estimated internal rate of return for each pool. The internal rate of return for each static pool is estimated based on the expected monthly collections over the estimated economic life of each pool (generally five years, based on NCO Portfolio's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each static pool's effective internal rate of return applied to each static pool's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the internal rate of return reflects collections for the entire economic life of the static pool and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the pool may be accreted for the difference between the revenue accrual and the carrying value.

To the extent the estimated future cash flow increases or decreases from the expected level of collections, NCO Portfolio adjusts the yield (the internal rate of return) accordingly. To the extent that the carrying amount of a particular static pool exceeds its expected future cash flows, a charge to earnings would be recognized in the amount of such impairment. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates. The difference could be material.

Proceeds from the sale of accounts that are included as parts of a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since NCO Portfolio expects to collect a relatively small percentage of each static pool's face value.

Investments in Debt and Equity Securities

NCO Portfolio accounts for investments in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. NCO Portfolio records its investment in securitization as available for sale debt securities. Such securities are recorded at fair value, and unrealized gains and losses, net of the related tax effect, are not reflected in earnings but are recorded as a separate component of stockholders' equity. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to earnings as an impairment and results in the establishment of a new cost basis for the security.

The investment in securitization represents the residual interest in a securitized pool of purchased receivables acquired in the Merger. The investment in securitization accrues interest at an effective yield (internal rate of return), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years).

Impact of Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement No. 140, which replaces FASB No. 125, requires transfers of financial assets and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 to de-recognize the assets when control has been surrendered, and to de-recognize liabilities only when they have been extinguished. NCO Portfolio will adopt the provisions of Statement No. 140 in the second quarter of 2001. Management does not believe the effect of the adoption will have a material impact to the consolidated financial statements.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Accounting Policies (Continued)

Deferred Costs

NCO Portfolio capitalized legal and professional fees incurred in connection with its establishment of the NCO Group credit facility. The costs are being amortized over the term of the facility.

Income Taxes

NCO Portfolio was included in NCO Group's consolidated federal income tax return during 2000, and through the effective date of the Merger. In connection with the Merger, NCO Portfolio will be filing its own federal income tax return. The provision for income taxes has been prepared in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

The static pools of purchased accounts receivable are comprised of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular static pool is deferred until the full cost of its acquisition is recovered. Revenue for book purposes is recognized over the life of the static pool. Deferred income tax benefits are created during the early stages of the static pool, and are realized after the cost basis of the static pool is recovered. The creation of new deferred income tax benefits from future purchases of static pools are expected to off-set the reversal of the deferred income taxes from static pools where the collections have become fully taxable.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates have been made by management with respect to the amount of future cash flows of portfolios. The estimated future cash flows of the portfolios are used to recognize revenue and amortize the carrying values of the purchased accounts receivable. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material.

Stock Split

In February 2001, the Board of Directors of NCO Portfolio declared an 8,599-for-one stock split. All share amounts for all periods presented have been adjusted to reflect the stock split. The stated par value of each common share was changed from $1 to $.01.

Note C - Earnings per Common Share

The Company had no stock options outstanding for the three months ended March 31, 2000. The Company's stock options were anti-dilutive for the three months ended March 31, 2001 and have been excluded from the computation of earnings per common share.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note D - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2000, and for the three months ended March 31, 2001 (amounts in thousands):

                                                                                          2000           2001
                                                                                          ----           ----
Balance, at beginning of period....................................................     $  4,694       $ 31,480
                Purchased receivables acquired from the Merger.....................           --         98,988
                Purchases of accounts receivable...................................       31,351         14,287
                Collections on purchased accounts receivable.......................      (17,716)       (19,253)
                Revenue recognized.................................................       13,151         12,618
                                                                                        --------       --------

Balance, at end of period..........................................................     $ 31,480       $138,120
                                                                                        ========       ========

To the extent that the carrying amount of a static pool exceeds its fair value, a valuation allowance would be recognized in the amount of such impairment. As of December 31, 2000 and March 31, 2001, no valuation allowance has been recorded.

Note E - Notes Payable

NCO Portfolio has assumed three securitized notes payable in connection with the Merger. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse, secured by a pool of purchased accounts receivable, and are bound by an indenture and servicing agreement. Pursuant to the Merger, the trustee appointed a wholly owned subsidiary of NCO Group as the successor servicer for each pool of purchased accounts receivable. When the notes payable were established, a separate special purpose finance subsidiary was created to house the assets and debt.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus .65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of March 31, 2001, and restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $257,000 for the period from February 21, 2001 to March 31, 2001. As of March 31, 2001, the amount outstanding on the facility was $20.3 million. The note insurer, Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of March 31, 2001, and restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $141,000 for the period from February 21, 2001 to March 31, 2001. As of March 31, 2001, the amount outstanding on the facility was $12.7 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15% per annum, with a final payment date of December 2004. Interest expense and trustee fees aggregated $421,000 for the period from February 21, 2001 to March 31, 2001. As of March 31, 2001, the amount outstanding on the facility was $28.1 million.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F - Commitments and Contingencies

Forward Flow Agreements

NCO Portfolio currently has entered into one forward flow agreement with a major financial institution which obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of March 31, 2001, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $3.1 million per month through June 2001 and $2.0 million per month from July 2001 through May 2002.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate would have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note G - Related Party Transactions

Servicing Fees

NCO Portfolio pays NCO Group to perform collection services for its purchased accounts receivable. NCO Group is paid a commission ranging from 20% to 40% depending on the nature of the accounts. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCO Group amounted to $516,000 and $5.4 million for the three months ended March 31, 2000 and 2001, respectively. As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCO Group as the sole provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio. NCO Portfolio reimburses NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $7,000 and $45,000 for the three months ended March 31, 2000 and 2001, respectively.

Notes Payable, Affiliate

Prior to the Merger, NCO Portfolio borrowed money from NCO Group to finance the purchase of accounts receivable and to fund certain operating costs, and remitted all cash collections to NCO Group. Effective with the Merger, all collections are remitted to NCO Portfolio, net of the applicable servicing fees. NCO Group charged NCO Portfolio interest on the net balance outstanding. NCO Portfolio was charged interest using a weighted average interest rate of 10% for the three months ended March 31, 2000, and 10.2% for the period from January 1, 2001 to February 20, 2001. Interest expense of $164,000 and $379,000 was recorded for the three months ended March 31, 2000, and for the period from January 1, 2001 to February 20, 2001, respectively.

NCO Group Credit Facility

NCO Group has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders that provides for borrowings up to $350.0 million, structured as a revolving credit facility. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a Credit Agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Mellon Bank to secure its borrowings under the $50.0 million sub-facility. The balance under the revolving credit facility will become due on May 20, 2004. The NCO Group credit agreement and the NCO Portfolio sub-facility each contain certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2001, NCO Portfolio was in compliance with all of its financial covenants.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note G - Related Party Transactions (Continued)

The Credit Agreement carries interest at 2% over NCO Group's underlying rate from Mellon Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 8.0% at March 31, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 5.08% at March 31, 2001). NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of March 31, 2001, the outstanding balance under the sub-facility was $41.6 million, and interest expense for the period from February 21, 2001 to March 31, 2001 amounted to $407,000.

Note H - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the three months ended March 31, 2000 and 2001 (amounts in thousands):

                                                                             2000             2001
                                                                             ----             ----
Non-cash investing and financing activities:

     Common stock issued for Creditrust acquisition                           $ --         $ 24,058
     Acquisition of purchased accounts receivable paid for in April 2001        --              897


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report on Form 10Q, including, without limitation, statements as to the effects of potential business opportunities, statements concerning projections of earnings per share or the earnings per share growth rate, statements as to fluctuations in quarterly operating results, statements as to trends, statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10Q, other than historical facts, are forward-looking statements, as such term is defined in the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, and subject to change at any time and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. In addition to the factors discussed above, certain other factors, including without limitation, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased receivables, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to regulatory oversight, risks related to historical financial statements of Creditrust, risks related to the retention of senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company, risks related to the dependency on NCO Group for collections, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10K, filed on April 2, 2001, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Richard J. Palmer, Senior Vice President, Finance/CFO, NCO Portfolio Management, Inc., 1705 Whitehead Road, Baltimore, MD 21207.

Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

Revenue. Revenue increased from $890,000 for the three months ended March 31, 2000 to $12.6 million for the three months ended March 31, 2001. The increase was due to the amount of purchased accounts receivable resulting from the merger of NCO Portfolio and Creditrust of $99.0 million, the purchase of new accounts receivable in the last three quarters of 2000 and the first quarter of 2001, and the revenue associated with such increase of purchased accounts receivable. Collections on purchased accounts receivable increased from $1.9 million for the three months ended March 31, 2000 to $20.4 million for the three months ended March 31, 2001. Revenue as a percentage of collections were 47% and 62% for the three months ended March 31, 2000 and 2001, respectively.

Payroll and related expenses increased from $74,000 for the three months ended March 31, 2000 to $257,000 for the three months ended March 31, 2001. The increase was attributable to an increase in personnel as of March 31, 2001 directly related to the merger of NCO Portfolio and Creditrust.

Servicing fee expenses increased from $516,000 for the three months ended March 31, 2000 to $5.7 million for the three months ended March 31, 2001. Servicing fees are paid as a commission on collections. The increase in servicing fee expenses is directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections was 30% and 28% for the quarters ended March 31, 2000 and 2001, respectively. Servicing fees paid to NCO Group totaled $516,000 and $5.4 million for the three months ended March 31, 2000 and 2001, respectively.

Selling, general and administrative expenses increased from $7,000 for the period ended March 31, 2000 to $454,000 for the period ended March 31, 2001. Selling, general and administrative expenses consisted of contingency attorney commissions for legal collections and court costs, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being a separate public company. Additionally, in 2000, NCO Portfolio did not use an outside attorney network to complement its collection efforts.

Other income (expense). Other income (expense) increased from an expense of $164,000 for the three months ended March 31, 2000 to a net expense of $1.5 million for the three months ended March 31, 2001. This increase resulted from an increase in interest expense as a result of the debt acquired in connection with the Merger, as well as increased borrowings from NCO Group to fund the acquisition of purchased accounts receivable for the last three quarters of 2000 and the first quarter of 2001.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the three months ended March 31, 2000 and 2001. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.


Financial Condition

Cash and cash equivalents. There were no cash and cash equivalents as of December 31, 2000. As of March 31, 2001, cash and cash equivalents increased to $9.7 million due to a net increase in cash provided from operating, investing, and financing activities. Prior to the merger of NCO Portfolio and Creditrust, NCO Group funded the growth of NCO Portfolio through intercompany loans. All cash collections received were used to offset the intercompany loan balance; therefore no cash was recorded at December 31, 2000.

Purchased accounts receivable. Purchased accounts receivable increased from $31.5 million as of December 31, 2000 to $138.1 million as of March 31, 2001. NCO Portfolio acquired $99.0 million in accounts receivable from the merger of Creditrust, and purchased $14.3 million in accounts receivable during the quarter ended March 31, 2001. Collections applied to principal on purchased accounts receivable of $1.0 million and $6.6 million was recorded for the three months ended March 31, 2000 and 2001, respectively, as collections exceeded recorded revenue. Collections applied to principal, or amortization, as a percentage of collections was 53% and 34% for the three months ended March 31, 2000 and 2001, respectively.

Investment in securitization. The investment in securitization as of March 31, 2001 was $3.6 million. The investment in securitization was acquired in the merger of NCO Portfolio and Creditrust. The investment in securitization represents the residual interest in a pool of securitized accounts receivable. Residual receipts will only be received once the underlying debt is retired, including funding of the $4.5 million in guaranteed amount on the Warehouse Facility.

Deferred taxes. NCO Portfolio's deferred tax liability at December 31, 2000 was $4.9 million compared to a deferred tax asset at March 31, 2001 of $2.7 million. Taxes are recorded at a rate of 37.5% of pre-tax income. Deferred taxes are recognized for the tax consequences of temporary differences by applying enacted statutory rates to differences between financial statement carrying amounts of existing assets and liabilities. The principal timing difference that generates a deferred tax liability is using the cost recovery method of reporting collections for tax purposes versus the effective interest method for financial reporting purposes. The deferred tax asset acquired was attributable to net operating loss carryforwards of Creditrust, and have the impact of deferring tax payments until taxable income sufficient to utilize the carryforwards have been generated.

Total stockholders' equity. Total stockholders' equity increased from $3.8 million at December 31, 2000 to $47.7 million at March 31, 2001. The increase consisted of $2.3 million in cash from the sale of common stock, and $38.7 million of capital recorded in connection with the purchase accounting on the merger of NCO Portfolio and Creditrust, and net income of $2.9 million for the first quarter of 2001.

Liquidity and Capital Resources

Historically, NCO Portfolio has derived all of its cash flow from collections on purchased accounts receivable and borrowing from NCO Group. Effective with the Merger, NCO Portfolio entered into a credit agreement with NCO Group which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Approximately $8.4 million of credit was available under this sub-facility at March 31, 2001.

As of March 31, 2001, the Company had cash and cash equivalents of $9.7 million. For the three months ended March 31, 2001, cash provided by operating activities was $8.8 million, cash used in investing activities was $17.8 million, and cash provided by financing activities was $18.7 million. Cash purchases of accounts receivable for the three months ended March 31, 2001 amounted to $13.4 million.

NCO Portfolio has entered into multiple forward flow agreements with certain financial institutions which obligate NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of March 31, 2001, NCO Portfolio had one forward flow agreement that obligates NCO Portfolio to purchase accounts receivable for $3.1 million per month through June 2001 and $2.0 million per month from July 2001 through May 2002.

The debt service requirements associated with borrowings under NCO Portfolio's three secured credit facilities and revolving credit facility have increased liquidity requirements. However, NCO Portfolio anticipates that cash flows from operations will be sufficient to fund all operating expenses, interest expense and future purchases of accounts receivable under the existing forward flow agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NCO Portfolio is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. NCO Portfolio retains an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. The Company does not invest in derivative financial or commodity instruments. This investment exposes the Company to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would not have a material impact on the Company's balance sheet as of March 31, 2001. There would be no impact on the Company's future cash flows.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the three months ended March 31, 2000 and 2001.

                                     PART II

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings from time to time in the ordinary course of its business. Management believes that none of these legal proceedings will have a materially adverse effect on the financial condition or results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds.

None - not applicable

Item 3. Defaults Upon Senior Securities

None - not applicable

Item 4. Submission of Matters to a Vote of Shareholders

None - not applicable

Item 5. Other Information

None - not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

99.1 Other Selected Financial Information

(B) Reports on Form 8-K

NCO Portfolio filed an 8-K/12G3 on February 28, 2001 "Acquisition or Disposition of Assets".

NCO Portfolio filed an 8-K on March 5, 2001 "Other Events", and "Financial Statements and Exhibits".

NCO Portfolio filed an 8-K/A on March 12, 2001 "Financial Statements and Exhibits", and amendment to the 8-K filed on March 5, 2001.

NCO Portfolio filed an 8-K/A on May 4, 2001 "Financial Statements and Exhibits".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on May 15, 2001.

                                NCO PORTFOLIO MANAGEMENT, INC.

                                By: /s/ RICHARD J. PALMER
                                    --------------------------------------------
                                    Richard J. Palmer
                                    Senior Vice President, Finance and Treasurer