Form 10-Q
period 2001-06-30
NCO PORTFOLIO MANAGEMENT INC
filed 2001-08-14
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of August 14, 2001 was 13,576,087.

                         NCO PORTFOLIO MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION

             Item 1. Consolidated Financial Statements (Unaudited)
                                                                                                                     Page
                         Consolidated Balance Sheets
                         As of December 31, 2000 and June 30, 2001..................................................... 3

                         Consolidated Statements of Income
                         For the Three and Six Months Ended June 30, 2000 and 2001..................................... 4

                         Consolidated Statements of Cash Flows
                         For the Six Months Ended June 30, 2000 and 2001............................................... 5

                         Notes to Consolidated Financial Statements.................................................... 6

             Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...........................................................12

             Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................16

PART II. OTHER INFORMATION

             Item 1. Legal Proceedings.................................................................................17

             Item 2. Changes in Securities and Use of Proceeds.........................................................17

             Item 3. Defaults Upon Senior Securities...................................................................17

             Item 4. Submission of Matters to a Vote of Shareholders...................................................17

             Item 5. Other Information.................................................................................17

             Item 6. Exhibits and Reports on Form 8-K..................................................................17

     SIGNATURE. .......................................................................................................18


Part 1 - Financial Information
Item 1 - Financial Statements
                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                               June 30,
                                                                                        December 31,             2001
                                                 ASSETS                                     2000              (Unaudited)
                                                                                          --------             ---------
Cash and cash equivalents                                                                 $      -             $   6,435
Restricted cash                                                                                  -                 1,125
Purchased accounts receivable                                                               31,480               140,514
Investment in securitization                                                                     -                 3,615
Deferred income taxes                                                                            -                 2,327
Deferred costs                                                                                   -                   801
Other assets                                                                                   666                   702
                                                                                          --------             ---------
     Total assets                                                                         $ 32,146             $ 155,519
                                                                                          ========             =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                     $      -             $     216
     Accrued expenses                                                                            -                 4,541
     Accrued compensation and related expenses                                                   -                   538
     Notes payable                                                                               -                55,350
     Notes payable - affiliates                                                             23,377                43,230
     Deferred income taxes                                                                   4,940                     -
                                                                                          --------             ---------
          Total liabilities                                                                 28,317               103,875
                                                                                          --------             ---------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
       no shares issued and outstanding                                                          -                     -
     Common stock,  $.01 par value, 8,599 and 35,000 shares authorized,
       8,599 and 13,576 shares issued and outstanding, respectively                              1                   136
     Additional paid-in capital                                                                  -                40,826
     Retained earnings                                                                       3,828                10,682
                                                                                          --------             ---------
          Total stockholders' equity                                                         3,829                51,644
                                                                                          --------             ---------
Total liabilities and stockholders' equity                                                $ 32,146             $ 155,519
                                                                                          ========             =========




                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                     For the Three Months                For the Six Months
                                                                        Ended June 30,                      Ended June 30,
                                                             -----------------------------------     ----------------------------
                                                                   2000               2001               2000           2001
                                                             ----------------   ----------------     ------------   -------------
Revenue                                                              $ 2,837           $ 17,916          $ 3,727        $ 30,534

Operating costs and expenses:
     Payroll and related expenses                                         74                551              148             808
     Servicing fee expenses                                            1,003              7,695            1,519          13,346
     Selling, general, and administrative expenses                        15                641               22           1,095
     Amortization expense                                                  -                 76                -             100
     Impairment of purchased accounts receivable                           -                463                -             463
                                                                     -------           --------          -------        --------
          Total operating costs and expenses                           1,092              9,426            1,689          15,812
                                                                     -------           --------          -------        --------

Income from operations                                                 1,745              8,490            2,038          14,722

Other income (expense):
     Interest and other income                                             -                 86                -             118
     Interest expense                                                   (283)            (2,299)            (447)         (3,873)
                                                                     -------           --------          -------        --------
          Total other income (expense)                                  (283)            (2,213)            (447)         (3,755)
                                                                     -------           --------          -------        --------
Income before income tax expense                                       1,462              6,277            1,591          10,967

Income tax expense                                                       548              2,354              596           4,113
                                                                     -------           --------          -------        --------

Net  income                                                          $   914           $  3,923          $   995        $  6,854
                                                                     =======           ========          =======        ========

Net income per share:
     Basic                                                           $  0.11           $   0.29          $  0.12        $   0.56
                                                                     =======           ========          =======        ========
     Diluted                                                         $  0.11           $   0.29          $  0.12        $   0.56
                                                                     =======           ========          =======        ========

Weighted average shares outstanding:
     Basic                                                             8,599             13,576            8,599          12,166
     Diluted                                                           8,599             13,576            8,599          12,166




                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                              For the Six Months
                                                                                                 Ended June 30,
                                                                                     ------------------------------------
                                                                                           2000                2001
                                                                                     ----------------    ----------------
Cash flows from operating activities:
  Net income                                                                                $    995            $  6,854
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                               -                 100
      Impairment of purchased accounts receivable                                                  -                 463
      Changes in operating assets and liabilities, net of acquisition:
        Restricted cash                                                                            -               2,555
        Deferred income taxes                                                                  1,278               4,113
        Other assets                                                                               -                 466
        Accounts payable and accrued expenses                                                      -              (1,146)
                                                                                            --------            --------
          Net cash provided by operating activities                                            2,273              13,405
                                                                                            --------            --------

Cash flows from investing activities:
  Acquisitions of purchased accounts receivable                                              (12,556)            (26,253)
  Collections applied to principal on purchased accounts receivable                            1,283              15,744
  Net cash paid for pre-acquisition liabilities and acquisition related costs                      -             (11,077)
                                                                                            --------            --------
          Net cash used in investing activities                                              (11,273)            (21,586)
                                                                                            --------            --------

Cash flows from financing activities:
  Repayment of notes payable                                                                       -             (30,034)
  Notes payable, affiliate borrowings                                                          9,000                   -
  Borrowings under NCO Group credit facility                                                       -              43,230
  Payment of fees to acquire new debt                                                              -                (900)
  Issuance of common stock                                                                         -               2,320
                                                                                            --------            --------
          Net cash provided by financing activities                                            9,000              14,616
                                                                                            --------            --------

Net increase in cash and cash equivalents                                                          -               6,435

Cash and cash equivalents at beginning of period                                                   -                   -
                                                                                            --------            --------

Cash and cash equivalents at end of period                                                  $      -            $  6,435
                                                                                            ========            ========



                   See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States. NCO Portfolio has funded its purchased accounts receivable through internal cash flows and financing from NCO Group, Inc. NCO Portfolio was a wholly owned subsidiary of NCO Group, Inc. ("NCO Group" or the "Parent") until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). Included in the statement of income are the results of operating assets acquired in the merger of Creditrust for the period from February 21, 2001 through June 30, 2001.

NCO Group owns approximately 63% of the outstanding NCO Portfolio common stock, subject to certain adjustments. As part of the acquisition, NCO Portfolio entered into a ten-year service agreement that appointed a wholly owned subsidiary of NCO Group as the sole provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. Additionally, NCO Group amended its credit agreement with Mellon Bank to provide a $50.0 million credit facility to NCO Portfolio. Upon completion of the Merger, NCO Portfolio borrowed $36.3 million.

Note B - Accounting Policies

Basis of Accounting

The financial statements and disclosures included herein for the three and six months ended June 30, 2000 and 2001 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Two securitizations that are treated as secured borrowings have provisions which restrict NCO Portfolio's use of cash. Restricted cash as of June 30, 2001 was $1.1 million.

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

Purchased Accounts Receivable (Continued)

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

To the extent the estimated future cash flow increases or decreases from the expected level of collections, NCO Portfolio adjusts the yield (the internal rate of return) accordingly. To the extent that the carrying amount of a particular static pool exceeds its expected future cash flows, a charge to earnings would be recognized in the amount of such impairment. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates. The difference could be material. For the quarter ended June 30, 2001, an impairment of $463,000 was recorded as a charge to earnings as the carrying amounts on six static pools exceeded their expected future cash flows. No income will be recognized on these static pools until the carrying amounts have been fully recovered. The combined carry amounts on the six static pools, after impairment, totaled approximately $1.8 million as of June 30, 2001, representing their net realizable value.

Proceeds from the sale of accounts within a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since NCO Portfolio expects to collect a relatively small percentage of each static pool's face value.

Investments in Debt and Equity Securities

NCO Portfolio accounts for investments, such as the investment in securitization, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. NCO Portfolio records its investment in securitization as available for sale debt securities. Such securities are recorded at fair value, and unrealized gains and losses, net of the related tax effect, are not reflected in earnings but are recorded as a separate component of stockholders' equity. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to earnings as an impairment and results in the establishment of a new cost basis for the security.

The investment in securitization represents the residual interest in a securitized pool of purchased receivables acquired in the Merger. The investment in securitization accrues interest at an effective yield (internal rate of return), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximates fair value on this investment as of June 30, 2001.

Impact of Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement No. 140, which replaces FASB No. 125, requires transfers of financial assets and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 to de-recognize the assets when control has been surrendered, and to de-recognize liabilities only when they have been extinguished. NCO Portfolio adopted the provisions of Statement No. 140 in the second quarter of 2001. The effect of the adoption had no impact to the consolidated financial statements.

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

The static pools of purchased accounts receivable are comprised of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular static pool is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized over the life of the static pool. Deferred tax liabilities arise from deferrals created during the early stages of the static pool. These deferrals reverse after the cost basis of the static pool is recovered. The creation of new tax deferrals from future purchases of static pools are expected to offset the reversal of the deferrals from static pools where the collections have become fully taxable.

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

Note C - Acquisitions

On February 20, 2001, Creditrust merged with and into NCO Portfolio, at which time NCO Portfolio became a publicly traded company (Nasdaq: NCPM). The Merger was accounted for using the purchase method of accounting. As a result of the Merger, NCO Portfolio issued 4,977,052 shares of common stock resulting in a total of 13,576,087 shares of NCO Portfolio common stock outstanding, including 291,732 shares held in escrow. Shareholders will be eligible to receive the shares of NCO Portfolio common stock held in escrow based upon the resolution of certain disputed and administrative claims. The purchase price was valued at approximately $25.0 million. The purchase price allocation and determination of certain income tax valuations estimated at the Merger date will be finalized upon resolution of the shares of NCO Portfolio common stock held in escrow.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note C - Acquisitions (Continued)

The following summarizes the unaudited pro forma results of operations for the six months ended June 30, 2000 and 2001, assuming the Creditrust acquisition occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of the future results of operations of the consolidated entities (amounts in thousands):

                                                                           For the six months ended June 30,
                                                                                2000             2001
                                                                                ----             ----

         Revenue.......................................................        $ 32,057          $ 34,114
         Net income....................................................        $(56,373)         $ (3,579)
         Earnings per share - basic....................................        $  (4.15)         $   (.26)
         Earnings per share - diluted..................................        $  (4.15)         $   (.26)

Note D - Earnings per Common Share

The Company had no stock options outstanding for the three and six months ended June 30, 2000. The Company had stock options to purchase 460,000 shares of common stock which were antidilutive for the three and six months ended June 30, 2001, and have been excluded from the computation of earnings per common share.

Note E - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2000, and for the six months ended June 30, 2001 (amounts in thousands):

                                                                                                  2000             2001
                                                                                                  ----             ----
Balance, at beginning of period.............................................................     $  4,694       $ 31,480
                  Purchased receivables acquired from the Merger............................           --         98,988
                  Purchases of accounts receivable..........................................       31,351         26,253
                  Collections on purchased accounts receivable..............................      (17,716)       (46,278)
                  Revenue recognized........................................................       13,151         30,534
                  Impairment of purchased accounts receivable...............................           --           (463)
                                                                                                 --------       --------

Balance, at end of period...................................................................     $ 31,480       $140,514
                                                                                                 ========       =========

To the extent that the carrying amount of a static pool exceeds its fair value, an impairment would be recognized as a charge to earnings. After the impairment of a static pool, no revenue is recognized on that static pool, and all collections are treated as a return of capital. During the quarter ended June 30, 2001, an impairment in the amount of $463,000 was recorded as the carrying value of six static pools exceeded their fair value. No revenue will be recorded on these static pools until their carrying amounts have been fully recovered. The combined carry amounts on these static pools after impairment totaled approximately $1.8 million as of June 30, 2001, representing their net realizable value.

Note F - Notes Payable

NCO Portfolio has assumed three securitized notes payable in connection with the Merger. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse to the Company and NCO Group, secured by a pool of purchased accounts receivable, and are bound by an indenture and servicing agreement. Pursuant to the Merger, the trustee appointed a wholly owned subsidiary of NCO Group as the successor servicer for each pool of purchased accounts receivable. When the notes payable were established, a separate special purpose finance subsidiary was created to house the assets and debt.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F - Notes Payable (continued)

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus .65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of June 30, 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $216,000 and $473,000 for the three months ended June 30, 2001 and the period from February 21, 2001 to June 30, 2001, respectively. As of June 30, 2001, the amount outstanding on the facility was $19.4 million. The note insurer, Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of June 30, 2001, and is restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $257,000 and $398,000 for the three months ended June 30, 2001 and the period from February 21, 2001 to June 30, 2001, respectively. As of June 30, 2001, the amount outstanding on the facility was $9.6 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15% per annum, with a final payment date of December 2004. Interest expense and trustee fees aggregated $1.0 million and $1.4 million for the three months ended June 30, 2001 and the period from February 21, 2001 to June 30, 2001, respectively. As of June 30, 2001, the amount outstanding on the facility was $26.4 million.

Note G - Commitments and Contingencies

Forward Flow Agreements

NCO Portfolio currently has one "forward-flow" agreement with a major financial institution, which obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of June 30, 2001, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month from July 2001 through May 2002.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate would have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note H - Related Party Transactions

Servicing Fees

NCO Portfolio pays NCO Group to perform collection services for its purchased accounts receivable. NCO Group is paid a commission ranging from 20% to 40% depending on the nature of the accounts. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCO Group amounted to $1.0 million and $7.7 million for the three months ended June 30, 2000 and 2001, respectively. Servicing fees paid to NCO Group amounted to $1.5 million and $13.1 for the six months ended June 30, 2000 and 2001, respectively. As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCO Group as the sole provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the six months ended June 30, 2000 and 2001. NCO Portfolio reimburses NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $23,000 and $45,000 for the three months ended June 30, 2000 and 2001, respectively. Shared services amounted to $30,000 and $90,000 for the six months ended June 30, 2000 and 2001, respectively.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note H - Related Party Transactions (Continued)

Notes Payable, Affiliate

Prior to the Merger, NCO Portfolio borrowed money from NCO Group to finance the purchase of accounts receivable and to fund certain operating costs, and remitted all cash collections to NCO Group. Effective with the Merger, all collections are remitted to NCO Portfolio, net of the applicable servicing fees. NCO Group charged NCO Portfolio interest on the net balance outstanding. NCO Portfolio was charged interest using a weighted average interest rate of 10% for the three months ended June 30, 2000. Interest expense of $283,000 was recorded for the three months ended June 30, 2000. No similar interest was recorded for three months ended June 30, 2001. Interest expense of $447,000 and $379,000 was recorded for the six months ended June 30, 2000 and the period from January 1, 2001 to February 20, 2001, respectively.

NCO Group Credit Facility

NCO Group has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including quarterly reductions of $6.3 million beginning on March 31, 2001, and 50 percent of the net proceeds received from any offering of debt or equity. As of June 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $276.9 million. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a Credit Agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Mellon Bank to secure its borrowings under the $50.0 million sub-facility. The balance under the revolving credit facility will become due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions beginning March 31, 2002 of $2.5 million, thereafter quarterly reductions of $3.8 million until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25.0 million. The NCO Group credit agreement and the NCO Portfolio sub-facility each contain certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2001, NCO Portfolio was in compliance with all of its financial covenants.

The Credit Agreement carries interest at 2% over NCO Group's underlying rate from Mellon Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 6.75% at June 30, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 3.84% at June 30, 2001). NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of June 30, 2001, the outstanding balance under the sub-facility was $43.2 million. Interest expense totaled $876,000 and $1.3 million for the three months ended June 30, 2001 and the period from February 21, 2001 to June 30, 2001, respectively.

Note I - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the six months ended June 30, 2000 and 2001 (amounts in thousands):
                                                            2000          2001
                                                            ----          ----
Non-cash investing and financing activities:

       Common stock issued for Creditrust acquisition        $ --    $  24,058
       Fair value of assets acquired in merger               $ --    $ 121,511
       Liabilities assumed in merger                         $ --    $ 106,627

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report on Form 10Q, including, without limitation, statements as to the effects of potential business opportunities, statements as to fluctuations in quarterly operating results, statements as to trends, statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10Q, other than historical facts, are forward-looking statements, as such term is defined in the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, and subject to change at any time and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. In addition to the factors discussed above, certain other factors, including without limitation, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased receivables, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to regulatory oversight, risks related to historical financial statements of Creditrust, risks related to the retention of the senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company, risks related to the dependency on NCO Group for collections, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10K, filed on April 2, 2001, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Richard J. Palmer, Senior Vice President, Finance/CFO, NCO Portfolio Management, Inc., 1705 Whitehead Road, Baltimore, MD 21207.

Quarter Ended June 30, 2001 Compared to Quarter Ended June 30, 2000

Revenue. Revenue increased from $2.8 million for the three months ended June 30, 2000 to $17.9 million for the three months ended June 30, 2001. Revenue increased due to the $99.0 million of purchased accounts receivable acquired from the merger of NCO Portfolio and Creditrust, and the purchase of new accounts receivable in the prior twelve months. Revenue is calculated using the effective interest method, and is directly related to the carrying value of the purchased accounts receivable, which increased significantly over the prior year. Collections on purchased accounts receivable increased from $3.1 million for the three months ended June 30, 2000 to $29.3 million for the three months ended June 30, 2001. Revenue was offset somewhat by the effect of six static pools going to cost recovery due to impairment. Revenue as a percentage of collections was 91% and 61% for the three months ended June 30, 2000 and 2001, respectively. The lower revenue as a percentage of collections for this quarter represents a more typical result due to the ownership this quarter of a large assortment of seasoned static pools compared to last year when the Company owned relatively few static pools.

Payroll and related expenses. Payroll and related expenses increased from $74,000 for the three months ended June 30, 2000 to $551,000 for the three months ended June 30, 2001. The increase was attributable to an increase in personnel during the first quarter of 2001 directly related to the merger of NCO Portfolio and Creditrust. Results for the quarter ended June 30, 2001 reflect a normalized post-merger expense level.

Servicing fee expense. Servicing fee expense increased from $1.0 million for the three months ended June 30, 2000 to $7.7 million for the three months ended June 30, 2001. Servicing fees are paid as a commission on collections, and include contingency legal fees. The increase in servicing fee expenses is directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections was 32% and 26% for the quarters ended June 30, 2000 and 2001, respectively. All of the servicing fees were paid to NCO Group. The decrease in servicing fees as a percentage of revenue is attributable to the lower servicing fees paid in connection with the purchased accounts receivable acquired in the Merger.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $15,000 for the three months ended June 30, 2000 to $641,000 for the three months ended June 30, 2001. Selling, general and administrative expenses consisted of court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being a separate public company, and outside collection costs related to the receivables acquired in the Merger.

Impairment of purchased accounts receivable. Static pools are reviewed quarterly to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to cover the remaining carrying value of a static pool, an impairment has occurred and the static pool must be written down to its net realizable value. Once impaired, no revenue will be recorded until the carrying value has been fully recovered. During the second quarter of 2001, an impairment on purchased accounts receivable of $463,000 was recorded due to expected future cash flows falling below the amortized carrying cost on six static pools. No revenue will be recorded on these static pools until the $1.8 million in carrying value has been fully recovered.

Other income (expense). Other income (expense) increased from $283,000 for the three months ended June 30, 2000 to $2.2 million for the three months ended June 30, 2001. This increase resulted from an increase in interest expense as a result of the debt acquired in connection with the Merger, as well as increased borrowings from NCO Group to fund the acquisition of purchased accounts receivable over the prior twelve months.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the three months ended June 30, 2000 and 2001. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Revenue. Revenue increased from $3.7 million for the six months ended June 30, 2000 to $30.5 million for the six months ended June 30, 2001. Revenue increased due to the $99.0 million of purchased accounts receivable acquired from the merger of NCO Portfolio and Creditrust, and the purchase of new accounts receivable in the prior twelve months. Revenue is calculated using the effective interest method, and is directly related to the carrying value of the purchased accounts receivable, which increased significantly over the prior year. Collections on purchased accounts receivable increased from $5.0 million for the six months ended June 30, 2000 to $49.7 million for the six months ended June 30, 2001. Revenue was offset somewhat by the effect of six static pools going to cost recovery due to impairment. Revenue as a percentage of collections was 74% and 61% for the six months ended June 30, 2000 and 2001, respectively. The lower revenue as a percentage of collections for this quarter represents a more typical result due to the ownership this quarter of a large assortment of seasoned static pools compared to last year when the Company owned relatively few static pools.

Payroll and related expenses. Payroll and related expenses increased from $148,000 for the six months ended June 30, 2000 to $808,000 for the six months ended June 30, 2001. The increase was attributable to an increase in personnel during the first quarter of 2001 directly related to the merger of NCO Portfolio and Creditrust.

Servicing fee expense. Servicing fee expense increased from $1.5 million for the six months ended June 30, 2000 to $13.3 million for the six months ended June 30, 2001. Servicing fees are paid as a commission on collections, and include contingency legal fees. The increase in servicing fee expense is directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections was 30% and 27% for the quarters ended June 30, 2000 and 2001, respectively. Servicing fees paid to NCO Group totaled $1.5 million and $13.0 million for the six months ended June 30, 2000 and 2001, respectively. The decrease in servicing fees as a percentage of revenue is attributable to the lower servicing fees paid in connection with the purchased accounts receivable acquired in the Merger.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $22,000 for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001. Selling, general and administrative expenses consist of court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being a separate public company, and outside collection costs related to the receivables acquired in the Merger.

Impairment of purchased accounts receivable. Static pools are reviewed quarterly to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to cover the remaining carrying value of a static pool, an impairment has occurred and the static pool must be written down to its net realizable value. Once impaired, no revenue will be recorded until the carrying value has been fully recovered. During the second quarter of 2001, an impairment on purchased accounts receivable of $463,000 was recorded due to expected future cash flows falling below the amortized carrying cost on six static pools. No revenue will be recorded on these static pools until the $1.8 million in carrying value has been fully recovered.

Other income (expense). Other income (expense) increased from $447,000 for the six months ended June 30, 2000 to $3.8 million for the six months ended June 30, 2001. This increase resulted from an increase in interest expense as a result of the debt acquired in connection with the Merger, as well as increased borrowings from NCO Group to fund the acquisition of purchased accounts receivable over the past year.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the six months ended June 30, 2000 and 2001. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Liquidity and Capital Resources

Historically, NCO Portfolio has derived all of its cash flow from collections on purchased accounts receivable and borrowing from NCO Group. Effective with the Merger, NCO Portfolio entered into a credit agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under NCO Group's existing credit facility. Cash has been used primarily for the purchase of receivables and working capital to support the Company's growth.

Cash Flows from Operating Activities. Cash provided by operating activities was $13.4 million for the six months ended June 30, 2001, compared to $2.3 million for the comparable period in 2000. The increase in cash provided by operations was attributable to the large increases in net income and deferred income tax asset. Net income grew due to the large increase in revenue generated from the acquisition of purchased accounts receivable from the Merger and other systematic purchases throughout the past twelve months. The increase in the deferred income tax asset was due to the acquisition of a large deferred tax asset acquired in the Merger. Additionally, approximately $2.6 million in restricted cash was used to pay down debt in the first quarter pursuant to the Merger.

Cash Flows used in Investing Activities. Cash used in investing activities was $21.6 million for the six months ended June 30, 2001, compared to $11.3 million for the comparable period in 2000. The increase was due to $11.1 million in cash paid for pre-acquisition liabilities and related costs in connection with the Merger. Acquisition of purchased accounts receivable, net of collections applied to principal on purchased accounts receivable, were $11.3 million and $10.5 million for the six months ended June 30, 2000 and 2001, respectively.

Cash Flows from Financing Activities. Cash provided by financing activities was $14.6 million for the six months ended June 30, 2001, compared to $9.0 million for the comparable period in 2000. The increase was due to $43.2 million in borrowings under the NCO Group credit facility and $2.3 million proceeds from the issuance of common stock, offset by repayment of notes payable of $30.0 million. Additionally, $900,000 in fees were paid to secure the NCO Group credit facility.

Credit Facility. NCO Group has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including quarterly reductions of $6.3 million beginning on March 31, 2001, and 50 percent of the net proceeds received from any offering of debt or equity. As of June 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $276.9 million. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a Credit Agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Mellon Bank to secure its borrowings under the $50.0 million sub-facility. The balance under the revolving credit facility will become due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions beginning March 31, 2002 of $2.5 million, thereafter quarterly reductions of $3.8 million until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25.0 million. The NCO Group credit agreement and the NCO Portfolio sub-facility each contain certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2001, NCO Portfolio was in compliance with all of its financial covenants.

The Credit Agreement carries interest at 2% over NCO Group's underlying rate from Mellon Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 6.75% at June 30, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 3.84% at June 30, 2001). NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of June 30, 2001, there was approximately $6.8 million available on this facility.

The debt service requirements associated with borrowings under NCO Portfolio's three secured credit facilities and revolving credit facility have increased liquidity requirements. However, NCO Portfolio anticipates that cash flows from operations will be sufficient to fund all principal payments on the secured debt, operating expenses, interest expense and future purchases of accounts receivable under the existing forward flow agreement.

NCO Portfolio currently has one "forward-flow" agreement with a major financial institution, which obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of June 30, 2001, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month from July 2001 through May 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

NCO Portfolio is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. NCO Portfolio retains an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. The Company does not invest in derivative financial or commodity instruments. This investment exposes the Company to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would not have a material impact on the Company's balance sheet as of June 30, 2001. There would be no impact on the Company's future cash flows.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the six months ended June 30, 2000 and 2001.

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

None - not applicable

Item 5. Other Information

None - not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

None - not applicable

(B) Reports on Form 8-K

NCO Portfolio filed an 8K on April 26, 2001, Item 4 "Change in Registrant's Certifying Accountants".

NCO Portfolio filed an 8-K/A on May 4, 2001, Item 7 "Financial Statements and Exhibits".

NCO Portfolio filed an 8K on August 10, 2001, Item 5 "Other Events", and Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on August 14, 2001.

                                           NCO PORTFOLIO MANAGEMENT, INC.

                                           By: /s/ RICHARD J. PALMER
                                           -------------------------
                                           Senior Vice President, Finance and
                                           Chief Financial Officer