Form 10-Q
period 2001-09-30
NCO PORTFOLIO MANAGEMENT INC
filed 2001-11-14
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 14, 2001 was 13,576,087.

                         NCO PORTFOLIO MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION

              Item 1. Consolidated Financial Statements (Unaudited)
                                                                                                                       Page
                          Consolidated Balance Sheets
                          As of December 31, 2000 and September 30, 2001................................................. 3

                          Consolidated Statements of Income
                          For the Three and Nine Months Ended September 30, 2000 and 2001................................ 4

                          Consolidated Statements of Cash Flows
                          For the Nine Months Ended September 30, 2000 and 2001.......................................... 5

                          Notes to Consolidated Financial Statements..................................................... 6

              Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations............................................................13

              Item 3. Quantitative and Qualitative Disclosures about Market Risk.........................................17

PART II. OTHER INFORMATION

              Item 1. Legal Proceedings..................................................................................18

              Item 2. Changes in Securities and Use of Proceeds..........................................................18

              Item 3. Defaults Upon Senior Securities....................................................................18

              Item 4. Submission of Matters to a Vote of Shareholders....................................................18

              Item 5. Other Information..................................................................................18

              Item 6. Exhibits and Reports on Form 8-K...................................................................18

      SIGNATURE..........................................................................................................19

Part 1 - Financial Information
Item 1 - Financial Statements

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                             (Amounts in thousands)

                                                                                                                September 30,
                                                                                            December 31,            2001
                                                 ASSETS                                        2000             (Unaudited)
                                                                                            ------------        -------------

Cash and cash equivalents                                                                     $     --              $  6,505
Restricted cash                                                                                     --                 1,125
Purchased accounts receivable                                                                   31,480               141,653
Investment in securitization                                                                        --                 3,615
Deferred income taxes                                                                               --                   705
Deferred costs                                                                                      --                   726
Other assets                                                                                       666                   341
                                                                                              --------              --------
          Total assets                                                                        $ 32,146              $154,670
                                                                                              ========              ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                         $     --                  $ 55
     Accrued expenses                                                                               --                 2,633
     Accrued compensation and related expenses                                                      --                   565
     Notes payable                                                                                  --                49,940
     Notes payable - affiliates                                                                 23,377                47,130
     Deferred income taxes                                                                       4,940                    --
                                                                                              --------              --------
          Total liabilities                                                                     28,317               100,323
                                                                                              --------              --------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
       no shares issued and outstanding                                                             --                    --
     Common stock,  $.01 par value, 8,599 and 35,000 shares authorized,
       8,599 and 13,576 shares issued and outstanding, respectively                                  1                   136
     Additional paid-in capital                                                                     --                40,826
     Retained earnings                                                                           3,828                13,385
                                                                                              --------              --------
          Total stockholders' equity                                                             3,829                54,347
                                                                                              --------              --------
Total liabilities and stockholders' equity                                                    $ 32,146              $154,670
                                                                                              ========              ========

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                    For the Three Months                 For the Nine Months
                                                                     Ended September 30,                 Ended September 30,
                                                             -----------------------------------     ----------------------------
                                                                   2000               2001               2000           2001
                                                             ----------------   ----------------     ------------   -------------
Revenue                                                          $ 3,985           $ 16,189            $ 7,712        $ 46,723

Operating costs and expenses:
     Payroll and related expenses                                     74                525                222           1,333
     Servicing fee expenses                                        1,783              7,347              3,302          20,693
     Selling, general, and administrative expenses                    35                412                 57           1,507
     Amortization expense                                             --                 75                 --             175
     Impairment of purchased accounts receivable                      --              1,321                 --           1,784
                                                                 -------            -------            -------         -------
          Total operating costs and expenses                       1,892              9,680              3,581          25,492
                                                                 -------            -------            -------         -------

Income from operations                                             2,093              6,509              4,131          21,231

Other income (expense):
     Interest and other income                                        --                 41                 --             159
     Interest expense                                               (379)            (2,226)              (826)         (6,099)
                                                                 -------            -------            -------         -------
          Total other income (expense)                              (379)            (2,185)              (826)         (5,940)
                                                                 -------            -------            -------         -------
Income before income tax expense                                   1,714              4,324              3,305          15,291

Income tax expense                                                   643              1,621              1,239           5,734
                                                                 -------            -------            -------         -------

Net income                                                       $ 1,071            $ 2,703            $ 2,066         $ 9,557
                                                                 =======            =======            =======         =======

Net income per share:
     Basic                                                       $  0.12            $  0.20            $  0.24         $  0.76
                                                                 =======            =======            =======         =======
     Diluted                                                     $  0.12            $  0.20            $  0.24         $  0.76
                                                                 =======            =======            =======         =======

Weighted average shares outstanding:
     Basic                                                         8,599             13,576              8,599          12,636
     Diluted                                                       8,599             13,576              8,599          12,636

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                                   For the Nine Months
                                                                                                   Ended September 30,
                                                                                           ------------------------------------
                                                                                                 2000                2001
                                                                                           ----------------    ----------------
Cash flows from operating activities:
  Net income                                                                                   $ 2,066             $ 9,557
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                                --                 175
      Impairment of purchased accounts receivable                                                   --               1,784
      Changes in operating assets and liabilities, net of acquisition:
        Restricted cash                                                                             --               2,555
        Deferred income taxes                                                                    2,645               6,335
        Other assets                                                                                --                 829
        Accounts payable and accrued expenses                                                       --              (3,788)
                                                                                               -------             -------
          Net cash provided by operating activities                                              4,711              17,447
                                                                                               -------             -------

Cash flows from investing activities:
  Acquisitions of purchased accounts receivable                                                (20,250)            (38,920)
  Collections applied to principal on purchased accounts receivable                              2,717              25,951
  Net cash paid for pre-acquisition liabilities and acquisition related costs                       --             (11,077)
                                                                                               -------             -------
          Net cash used in investing activities                                                (17,533)            (24,046)
                                                                                               -------             -------

Cash flows from financing activities:
  Repayment of notes payable                                                                        --             (35,445)
  Notes payable, affiliate borrowings                                                           12,822                  --
  Borrowings under NCO Group credit facility                                                        --              47,130
  Payment of fees to acquire new debt                                                               --                (901)
  Issuance of common stock                                                                          --               2,320
                                                                                               -------             -------
          Net cash provided by financing activities                                             12,822              13,104
                                                                                               -------             -------

Net increase in cash and cash equivalents                                                           --               6,505

Cash and cash equivalents at beginning of period                                                    --                  --
                                                                                               -------             -------
Cash and cash equivalents at end of period                                                     $    --             $ 6,505
                                                                                               =======             =======


                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages defaulted consumer receivables from credit grantors, including banks, finance companies, retail merchants and other service providers. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States. NCO Portfolio has funded its purchased accounts receivable through internal cash flows and financing from NCO Group, Inc. NCO Portfolio was a wholly owned subsidiary of NCO Group, Inc. ("NCO Group" or the "Parent") until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). Included in the statement of income are the results of operating assets acquired in the merger of Creditrust for the period from February 21, 2001 through September 30, 2001.

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

Note B - Accounting Policies

Basis of Accounting

The financial statements and disclosures included herein for the three and nine months ended September 30, 2000 and 2001 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents. Two securitizations that are treated as secured borrowings have provisions which restrict NCO Portfolio's use of cash. Restricted cash as of September 30, 2001 was $1.1 million.

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

To the extent the estimated future cash flow increases or decreases from the expected level of collections, NCO Portfolio adjusts the yield (the internal rate of return) accordingly. To the extent that the carrying amount of a particular static pool exceeds its expected future cash flows, a charge to earnings would be recognized in the amount of such impairment. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows may vary from current estimates. The difference could be material. For the quarter ended September 30, 2001, an impairment of $1.3 million was recorded as a charge to earnings as the carrying amounts on ten static pools exceeded their expected future cash flows. No income will be recognized on these static pools until the carrying amounts have been fully recovered. The combined carrying amounts on the ten static pools, after impairment, totaled approximately $3.1 million as of September 30, 2001, representing their net realizable value.

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

Investments in Debt and Equity Securities

NCO Portfolio accounts for investments, such as the investment in securitization, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. NCO Portfolio records its investment in securitization as an available for sale debt security. Such a security is recorded at fair value, and unrealized gain or loss, net of the related tax effect, is not reflected in earnings but is recorded as a separate component of stockholders' equity. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to earnings as an impairment and results in the establishment of a new cost basis for the security.

The investment in securitization represents the residual interest in a securitized pool of purchased receivables acquired in the Merger. The investment in securitization accrues interest at an effective yield (internal rate of return), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximates fair value on this investment as of September 30, 2001.

Impact of Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", is effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement No. 140, which replaces FASB No. 125, requires transfers of financial assets and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 to de-recognize the assets when control has been surrendered, and to de-recognize liabilities only when they have been extinguished. NCO Portfolio adopted the provisions of Statement No. 140 in the second quarter of 2001. The effect of the adoption had no impact on the consolidated financial statements.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Accounting Policies (Continued)

Deferred Costs

NCO Portfolio capitalized legal and professional fees incurred in connection with the establishment of the NCO Group credit facility. The costs are being amortized over the term of the facility.

Income Taxes

NCO Portfolio was included in NCO Group's consolidated federal income tax return during 2000, and through the effective date of the Merger. Effective for periods after consummation of the Merger, NCO Portfolio will be filing its own federal income tax return. The provision for income taxes has been prepared in accordance with the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

Significant estimates have been made by management with respect to the amount of future cash flows of static pools. The estimated future cash flows of the static pools are used to recognize revenue and amortize the carrying values of the purchased accounts receivable. Actual results could differ from these estimates, making it reasonably possible that a change in these estimates could occur within one year. On a quarterly basis, management reviews the estimate of future collections, and it is reasonably possible that its assessment may change based on actual results and other factors. The change could be material.

Stock Split

In February 2001, the Board of Directors of NCO Portfolio declared an 8,599-for-one stock split. All share amounts for all periods presented have been adjusted to reflect the stock split. The stated par value of each common share was changed from $1 to $.01.

Note C - Acquisitions

On February 20, 2001, Creditrust merged with and into NCO Portfolio, at which time NCO Portfolio became a publicly traded company (Nasdaq: NCPM). The Merger was accounted for using the purchase method of accounting. As a result of the Merger, NCO Portfolio issued 4,977,052 shares of common stock resulting in a total of 13,576,087 shares of NCO Portfolio common stock outstanding, including 291,732 shares held in escrow. Shareholders will be eligible to receive the shares of NCO Portfolio common stock held in escrow based upon the resolution of certain disputed and administrative claims. The purchase price was valued at approximately $25.0 million. The purchase price allocation and determination of certain income tax valuations estimated at the Merger date will be finalized upon resolution of the shares of NCO Portfolio common stock held in escrow or by December 31, 2001.

                         NCO PORTFOLIO MANAGEMENT, INC.

The following summarizes the unaudited pro forma results of operations for the nine months ended September 30, 2000 and 2001, assuming the Creditrust acquisition occurred as of the beginning of the respective periods. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of the future results of operations of the consolidated entities (amounts in thousands):

                                                                                    For the nine months ended September 30,
                                                                                           2000                  2001
                                                                                         ---------             --------
           Revenue...............................................................        $  43,067             $ 50,303
           Net income............................................................        $ (56,622)            $     66
           Earnings per share - basic............................................        $   (4.17)            $     --
           Earnings per share - diluted..........................................        $   (4.17)            $     --

Note D - Earnings per Common Share

The Company had no stock options outstanding for the three and nine months ended September 30, 2000. The Company had stock options to purchase 460,000 shares of common stock which were antidilutive for the three and nine months ended September 30, 2001, and have been excluded from the computation of earnings per common share.

Note E - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2000, and for the nine months ended September 30, 2001 (amounts in thousands):

                                                                                                      2000          2001
                                                                                                    -------       --------
Balance, at beginning of period...............................................................      $ 4,694       $ 31,480
                   Purchased receivables acquired from the Merger.............................           --         98,988
                   Purchases of accounts receivable...........................................       31,351         38,920
                   Collections on purchased accounts receivable...............................      (17,716)       (72,674)
                   Revenue recognized.........................................................       13,151         46,723
                   Impairment of purchased accounts receivable................................           --         (1,784)
                                                                                                         --             --
                                                                                                    -------       --------
Balance, at end of period.....................................................................      $31,480       $141,653
                                                                                                    =======       ========

To the extent that the carrying amount of a static pool exceeds its fair value, an impairment would be recognized as a charge to earnings. After the impairment of a static pool, no revenue is recognized on that static pool, and all collections are treated as a return of capital. During the quarter ended September 30, 2001, an impairment in the amount of $1.3 million was recorded as the carrying value of ten static pools exceeded their fair value. No revenue will be recorded on these static pools until their carrying amounts have been fully recovered. The combined carrying amounts on these static pools, after impairment, totaled approximately $3.1 million as of September 30, 2001, representing their net realizable value.

For the nine months ended September 30, 2001, $1.8 million of impairments on sixteen static pools were recorded. No revenue will be recorded on these static pools until their carrying amounts have been fully recovered. The combined carrying amounts on the sixteen static pools, after impairment, totaled approximately $4.7 million as of September 30, 2001, representing their net realizable value.

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

                         NCO PORTFOLIO MANAGEMENT, INC.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus .65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of September 30, 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $266,000 and $739,000 for the three months ended September 30, 2001 and the period from February 21, 2001 to September 30, 2001, respectively. As of September 30, 2001, the amount outstanding on the facility was $18.5 million. The note insurer, Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of September 30, 2001, and is restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $177,000 and $575,000 for the three months ended September 30, 2001 and the period from February 21, 2001 to September 30, 2001, respectively. As of September 30, 2001, the amount outstanding on the facility was $6.5 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15% per annum, with a final payment date of December 2004. Interest expense and trustee fees aggregated $960,000 and $2.4 million for the three months ended September 30, 2001 and the period from February 21, 2001 to September 30, 2001, respectively. As of September 30, 2001, the amount outstanding on the facility was $25.0 million.

Note G - Commitments and Contingencies

Forward Flow Agreements

NCO Portfolio currently has a "forward-flow" agreement with a major financial institution, which obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of September 30, 2001, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month from October 2001 through May 2002.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate would have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note H - Related Party Transactions

Servicing Fees

NCO Portfolio pays NCO Group to perform collection services for its purchased accounts receivable. NCO Group is paid a commission ranging from 20% to 40% depending on the nature of the accounts. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCO Group amounted to $1.8 million and $7.3 million for the three months ended September 30, 2000 and 2001, respectively. Servicing fees paid to NCO Group amounted to $3.3 million and $20.4 for the nine months ended September 30, 2000 and 2001, respectively. As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCO Group as the sole provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio.

                         NCO PORTFOLIO MANAGEMENT, INC.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the nine months ended September 30, 2000 and 2001. NCO Portfolio reimburses NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $34,000 and $45,000 for the three months ended September 30, 2000 and 2001, respectively. Shared services amounted to $57,000 and $135,000 for the nine months ended September 30, 2000 and 2001, respectively.

Notes Payable, Affiliate

Prior to the Merger, NCO Portfolio borrowed money from NCO Group to finance the purchase of accounts receivable and to fund certain operating costs, and remitted all cash collections to NCO Group. Effective with the Merger, all collections are remitted to NCO Portfolio, net of the applicable servicing fees. NCO Group charged NCO Portfolio interest on the net balance outstanding. NCO Portfolio was charged interest using a weighted average interest rate of 10.3% for the three months ended September 30, 2000. Interest expense of $379,000 was recorded for the three months ended September 30, 2000. No similar interest was recorded for the three months ended September 30, 2001, and interest expense of $826,000 and $379,000 was recorded for the nine months ended September 30, 2000 and the period from January 1, 2001 to February 20, 2001, respectively.

NCO Group Credit Facility

NCO Group has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of September 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $272.7 million. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a Credit Agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Mellon Bank to secure its borrowings under the $50.0 million sub-facility. The balance under the revolving credit facility will become due on May 20, 2004 (the "Maturity Date"). If the sub-facility has not been reduced to $25.0 million by March 31, 2002, then it will be subject to mandatory reductions including four quarterly reductions beginning March 31, 2002 of $2.5 million, thereafter quarterly reductions of $3.75 million until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25.0 million. The NCO Group credit agreement and the NCO Portfolio sub-facility each contain certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2001, NCO Portfolio was in compliance with all of its financial covenants.

The Credit Agreement carries interest at 2% over NCO Group's underlying rate from Mellon Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 6.00% at September 30, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 2.64% at September 30, 2001). NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of September 30, 2001, the outstanding balance under the sub-facility was $47.1 million. Interest expense totaled $878,000 and $2.2 million for the three months ended September 30, 2001 and the period from February 21, 2001 to September 30, 2001, respectively.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note I - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the nine months ended September 30, 2000 and 2001 (amounts in thousands):

                                                                                  2000            2001
                                                                                --------        --------
Non-cash investing and financing activities:

           Common stock issued for Creditrust acquisition                       $     --        $  24,058
           Fair value of assets acquired in merger                              $     --        $ 123,491
           Liabilities assumed in merger                                        $     --        $ 108,908

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report on Form 10Q, including, without limitation, statements as to the Company's or management's outlook as to financial results in 2001 and beyond, statements as to the effects of the terrorist attacks and the economy on the Company's business, statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10Q, other than historical facts, are forward-looking statements, as such term is defined in the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, are subject to change at any time and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. In addition to the factors discussed above, certain other factors, including without limitation, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased receivables, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to regulatory oversight, risks related to historical financial statements of Creditrust, risks related to the retention of the senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company, risks related to the dependency on NCO Group for collections, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10K, filed on April 2, 2001, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Richard J. Palmer, Senior Vice President, Finance/CFO, NCO Portfolio Management, Inc., 1705 Whitehead Road, Baltimore, MD 21207.

Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

Revenue. Revenue increased from $4.0 million for the three months ended September 30, 2000 to $16.2 million for the three months ended September 30, 2001. Revenue increased due to the $99.0 million of purchased accounts receivable acquired from the merger of NCO Portfolio and Creditrust, and the $50.2 million of new purchased accounts receivable in the prior twelve months. Revenue is calculated using the effective interest method, and is directly related to the carrying value of the purchased accounts receivable, which increased significantly over the prior year. Collections on purchased accounts receivable increased from $5.4 million for the three months ended September 30, 2000 to $28.4 million for the three months ended September 30, 2001 due to the increase in purchase accounts receivable. Revenue as a percentage of collections was 74% and 57% for the three months ended September 30, 2000 and 2001, respectively. Revenue as a percentage of collections for this quarter was lower than the prior year in part due to the shortfall in collections in the month of September due to the terrorist attacks. September collection results followed a general slowdown in collections from the previous two months, which, combined with the September impact on collections, had the effect of lowering the life-to-date trend and reducing future projections on all static pools. As a result, ten static pools were deemed to be impaired in the third quarter, and therefore no revenue was recorded on them, nor will any revenue be recorded on them until the carrying cost has been fully recovered. No revenue was recorded on the six static pools impaired in the second quarter as well.

Payroll and related expenses. Payroll and related expenses increased from $74,000 for the three months ended September 30, 2000 to $525,000 for the three months ended September 30, 2001. The increase was attributable to an increase in personnel during the first quarter of 2001 directly related to the merger of NCO Portfolio and Creditrust. Results for the quarter ended September 30, 2001 reflect a normalized post-merger expense level.

Servicing fee expenses. Servicing fee expenses increased from $1.8 million for the three months ended September 30, 2000 to $7.3 million for the three months ended September 30, 2001. Servicing fees are paid as a commission on collections, and include contingency legal fees. The increase in servicing fee expenses is directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections was 33% and 26% for the quarters ended September 30, 2000 and 2001, respectively. All of the servicing fees were paid to NCO Group. The decrease in servicing fees as a percentage of revenue is attributable to the lower servicing fees paid in connection with the purchased accounts receivable acquired in the Merger.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $35,000 for the three months ended September 30, 2000 to $412,000 for the three months ended September 30, 2001. Selling, general and administrative expenses consisted of court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being a separate public company, and legal collection costs related to the receivables acquired in the Merger.

Impairment of purchased accounts receivable. Static pools are reviewed quarterly to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to cover the remaining carrying value of a static pool, an impairment has occurred and the static pool must be written down to its net realizable value. Once impaired, no revenue will be recorded until the carrying value has been fully recovered. During the third quarter of 2001, an impairment on purchased accounts receivable of $1.3 million was recorded due to projected future cash flows falling below the amortized carrying cost on ten static pools. No revenue will be recorded on these static pools until the $3.1 million in carrying value as of September 30, 2001 has been fully recovered. The general slowdown in collections over the quarter, heightened in September by the terrorist attacks, had the effect of reducing the trend factors affecting future projections on all static pools. On ten of these static pools, the reduced collection projections were not enough to recover the current carrying value, and impairment was deemed necessary.

Other income (expense). Other income (expense) increased from $379,000 for the three months ended September 30, 2000 to $2.2 million for the three months ended September 30, 2001. This increase resulted from an increase in interest expense as a result of the debt acquired in connection with the Merger, as well as increased borrowings from NCO Group to fund the acquisition of purchased accounts receivable over the prior twelve months.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the three months ended September 30, 2000 and 2001. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Revenue. Revenue increased from $7.7 million for the nine months ended September 30, 2000 to $46.7 million for the nine months ended September 30, 2001. Revenue increased due to the $99.0 million of purchased accounts receivable acquired from the merger of NCO Portfolio and Creditrust, and the $50.2 million of new purchased accounts receivable in the prior twelve months. Revenue is calculated using the effective interest method, and is directly related to the carrying value of the purchased accounts receivable, which increased significantly over the prior year. Collections on purchased accounts receivable increased from $10.4 million for the nine months ended September 30, 2000 to $78.1 million for the nine months ended September 30, 2001. Revenue as a percentage of collections was 74% and 60% for the nine months ended September 30, 2000 and 2001, respectively. Revenue as a percentage of collections for the nine months ended September 2001 was lower than the prior year due to the slowdown in collections in the third quarter in part due to the terrorist attacks. September collection results followed a general slowdown in collections from the previous two months, which, combined with the September impact on collections, had the effect of lowering the trend factors affecting future projections on all static pools.

Payroll and related expenses. Payroll and related expenses increased from $222,000 for the nine months ended September 30, 2000 to $1.3 million for the nine months ended September 30, 2001. The increase was attributable to an increase in personnel during the first quarter of 2001 directly related to the merger of NCO Portfolio and Creditrust.

Servicing fee expenses. Servicing fee expenses increased from $3.3 million for the nine months ended September 30, 2000 to $20.7 million for the nine months ended September 30, 2001. Servicing fees are paid as a commission on collections, and include contingency legal fees. The increase in servicing fee expenses are directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections was 32% and 27% for the nine months ended September 30, 2000 and 2001, respectively. Servicing fees paid to NCO Group totaled $3.3 million and $20.4 million for the nine months ended September 30, 2000 and 2001, respectively. The decrease in servicing fees as a percentage of revenue is attributable to the lower servicing fees paid in connection with the purchased accounts receivable acquired in the Merger.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $57,000 for the nine months ended September 30, 2000 to $1.5 million for the nine months ended September 30, 2001. Selling, general and administrative expenses consist of court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being a separate public company, and outside collection costs related to the receivables acquired in the Merger.

Impairment of purchased accounts receivable. Static pools are reviewed quarterly to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to cover the remaining carrying value of a static pool, an impairment has occurred and the static pool must be written down to its net realizable value. Once impaired, no revenue will be recorded until the carrying value has been fully recovered. During the second and third quarters of 2001, an impairment on purchased accounts receivable totaling $1.8 million was recorded due to projected future cash flows falling below the amortized carrying cost on sixteen static pools, six from the second quarter and ten from the third quarter. No revenue will be recorded on these static pools until the combined $4.7 million in carrying value as of September 30, 2001 has been fully recovered.
                                       14

Other income (expense). Other income (expense) increased from $826,000 for the nine months ended September 30, 2000 to $6.1 million for the nine months ended September 30, 2001. This increase resulted from an increase in interest expense as a result of the debt acquired in connection with the Merger, as well as increased borrowings from NCO Group to fund the acquisition of purchased accounts receivable over the past year.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the nine months ended September 30, 2000 and 2001. The Company's effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses.

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

Cash Flows provided by Operating Activities. Cash provided by operating activities was $17.4 million for the nine months ended September 30, 2001, compared to $4.7 million for the comparable period in 2000. The increase in cash provided by operations was principally attributable to the large increases in net income and deferred income tax expense. Net income grew due to the large increase in revenue generated from the acquisition of purchased accounts receivable from the Merger and $50.2 million in other systematic purchases throughout the past twelve months. The increase in the deferred income tax asset was due principally to an increase in the purchased accounts receivable generating additional deferred tax credits under the cost recovery method for tax purposes. Additionally, approximately $2.6 million in restricted cash was used to pay down debt in the first quarter pursuant to the Merger.

Cash Flows used in Investing Activities. Cash used in investing activities was $24.0 million for the nine months ended September 30, 2001, compared to $17.5 million for the comparable period in 2000. The increase was due to $11.1 million in cash paid for pre-acquisition liabilities and related costs in connection with the Merger. Acquisitions of purchased accounts receivable, net of collections applied to principal on purchased accounts receivable, were $17.5 million and $12.9 million for the nine months ended September 30, 2000 and 2001, respectively.

Cash Flows provided by Financing Activities. Cash provided by financing activities was $13.1 million for the nine months ended September 30, 2001, compared to $12.8 million for the comparable period in 2000. The increase was due to $47.1 million in borrowings under the NCO Group credit facility and $2.3 million proceeds from the issuance of common stock, offset by repayment of notes payable of $35.4 million. Additionally, $901,000 in fees were paid to secure the NCO Group credit facility.

Credit Facility. NCO Group has a credit agreement with Mellon Bank, N.A. ("Mellon Bank"), for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of September 30, 2001, the maximum borrowing capacity of the revolving credit agreement was $272.7 million. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a Credit Agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Mellon Bank to secure its borrowings under the $50.0 million sub-facility. The balance under the revolving credit facility will become due on May 20, 2004 (the "Maturity Date"). If the sub-facility has not been reduced to $25.0 million by March 31, 2002, then it will be subject to mandatory reductions including four quarterly reductions beginning March 31, 2002 of $2.5 million, thereafter quarterly reductions of $3.75 million until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25.0 million. The NCO Group credit agreement and the NCO Portfolio sub-facility each contain certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and includes restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2001, NCO Portfolio was in compliance with all of its financial covenants.

The Credit Agreement carries interest at 2% over NCO Group's underlying rate from Mellon Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Mellon Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Mellon Bank's prime rate was 6.00% at September 30, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 2.64% at September 30, 2001). NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of September 30, 2001, there was approximately $2.9 million available on this facility.

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

NCO Portfolio currently has a "forward-flow" agreement with a major financial institution, which obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of September 30, 2001, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month from October 2001 through May 2002.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

NCO Portfolio is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. NCO Portfolio retains an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. The Company does not invest in derivative financial or commodity instruments. This investment exposes the Company to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by the Company in the fair value calculations would not have a material impact on the Company's balance sheet as of September 30, 2001. There would be no impact on the Company's future cash flows.

Inflation

The Company believes that inflation has not had a material impact on its results of operations for the nine months ended September 30, 2000 and 2001.

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

None - not applicable

Item 5. Other Information

None - not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

None - not applicable

(B) Reports on Form 8-K

NCO Portfolio filed an 8K on August 10, 2001, Item 5 "Other Events", and Item 7 "Financial Statements and Exhibits".
NCO Portfolio filed an 8K on October 1, 2001, Item 5 "Other Events", and Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on November 14, 2001.


                                         NCO PORTFOLIO MANAGEMENT, INC.

                                         By: /s/ RICHARD J. PALMER
                                             ----------------------------------
                                             Senior Vice President, Finance and
                                             Chief Financial Officer