Form 10-K
period 2001-12-31
NCO PORTFOLIO MANAGEMENT INC
filed 2002-03-19
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the outstanding shares of the Registrant's Common Stock held by non-affiliates was approximately $29.4 million. (1)

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                                                               Outstanding at
          Title of Class                                       March 14, 2002
          --------------                                       --------------

Common stock, par value $0.01 per share...................... 13,576,519 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company's Information Statement to be filed in connection with its 2002 Annual Meeting of Shareholders to be held on May 20, 2002, are incorporated by reference into Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

                              ---------------------

(1) The aggregate market value of the voting stock set forth equals the number of shares of the Company's common stock outstanding, reduced by the amount of common stock held by officers, directors and shareholders owning 10% or more of the Company's common stock, multiplied by $6.40, the last reported sale price for the Company's common stock on March 14, 2002. The information provided shall in no way be construed as an admission that any officer, director or 10% shareholder in the Company may be deemed an affiliate of the Company or that he is the beneficial owner of the shares reported as being held by him, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                       FORM 10-K TABLE OF CONTENTS

                                                                                                                 Page
                                                                                                                 ----
                                                        PART I

Item 1.      Business.............................................................................................  1
Item 2.      Properties...........................................................................................  8
Item 3.      Legal Proceedings....................................................................................  8
Item 4.      Submission of Matters to a Vote of Security Holders..................................................  8

                                                        PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................................  9
Item 6.      Selected Financial Data.............................................................................. 10
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations................ 12
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk........................................... 19
Item 8.      Consolidated Financial Statements and Supplementary Data............................................. 20
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 38

                                                       PART III

Item 10.     Directors and Executive Officers of the Registrant................................................... 38
Item 11.     Executive Compensation............................................................................... 38
Item 12.     Security Ownership of Certain Beneficial Owners and Management....................................... 38
Item 13.     Certain Relationships and Related Transactions....................................................... 38

                                                        PART IV

Item 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K.................................... 39

             Signatures........................................................................................... 44

As used in this Annual Report on Form 10-K, unless the context otherwise requires, "we", "us", "our", "Company", "NCPM", or "NCO Portfolio" refers to NCO Portfolio Management, Inc. and its subsidiaries.

Forward-Looking Statements


Certain statements included in this Annual Report on Form 10-K, including, without limitation, statements in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements as to the Company's or management's outlook as to financial results in 2002 and beyond, statements as to the effects of the terrorist attacks and the economy on the Company's business, statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10-K, other than historical facts, are forward-looking statements, as such term is defined in the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, are subject to change at any time, and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. In addition to the factors discussed above, certain other factors, including without limitation, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased receivables, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to regulatory oversight, risks related to the retention of the senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company, risks related to the dependency on NCO Group for collections, and other risks described under Item 1. "Investment Considerations," can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.


                                     PART I

Item 1. Business

General


We were incorporated in Delaware on January 22, 1999 (date of inception) under the name NCO Portfolio Funding, Inc. We changed our name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. We purchase and manage investments in defaulted accounts receivable from consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. Our purchased accounts receivable originate from consumers throughout the United States. On February 20, 2001, Creditrust Corporation ("Creditrust") merged with and into us (the "Merger"). Included in the statement of income are the results of operations of the assets acquired in the Merger of Creditrust for the period February 21, 2001 through December 31, 2001.

NCO Group, Inc. ("NCO Group," "NCOG," or "Parent") owns approximately 63% of our outstanding common stock, subject to certain adjustments. As part of the Merger, we entered into a ten-year service agreement with NCO Financial Systems, Inc. ("NCOF"), a wholly owned subsidiary of NCO Group, to be the provider of collection services. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to us. The relationship with NCO Group allows us to manage investment risk by leveraging NCO Group's client relationships, experience, analytical databases and scale. We are one of the largest companies, and one of the few public companies, in our industry.

Defaulted consumer receivables are the unpaid debts of individuals to consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. Most of our receivables are VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books due to non-payment. Since our founding in 1999 through December 31, 2001, we have invested $179.9 million to purchase accounts receivable at a significant discount, including the accounts receivable acquired in the Merger. At December 31, 2001, we managed over 2.3 million accounts with an original charged-off amount of approximately $6.6 billion. Our focus is on maximizing the returns on our purchased accounts receivable while minimizing our risk of ownership.

Accounts Receivable Analysis and Acquisition


We are an analytically based purchaser of defaulted consumer accounts receivable that were originated through VISA(R), MasterCard(R), private label credit cards, and consumer loans issued by consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. We use our proprietary pricing models, extensive databases and collection experience to evaluate and value accounts receivable purchases. The accounts receivable typically were charged-off by the credit grantors due to non-payment. We have found that the average portfolio of accounts receivable have an estimated economic life of 60 months.

We purchase portfolios of accounts receivable typically for less than 10% of the unpaid balance at the time of charge-off by the credit grantors. Some credit grantors pursue an auction type sales approach by constructing a portfolio of accounts receivable and seeking bids from specially invited competing parties. Other means of purchasing accounts receivable include privately negotiated direct sales when the credit grantors contact known, reputable purchasers and the terms are negotiated. Credit grantors have also entered into "forward flow" contracts that provide for a credit grantor to sell some or all of its accounts receivable over a period of time to a single third party on the terms agreed to in a contract.

We had historically funded our accounts receivable purchases and the expansion of our business through internal cash flows and borrowings from NCO Group. Effective with the Merger, NCO Group amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank") to provide us with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under NCO Group's existing revolving credit facility. We borrowed $36.3 million under this arrangement to fund the Merger. Purchases of accounts receivable subsequent to the Merger have been made from internal cash flows and borrowing on the credit facility. Most of the accounts receivable acquired in the Merger were originally purchased by Creditrust through bank lines of credit and securitizations. The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. The outstanding balance on the sub-facility as of December 31, 2001 was $47.1 million.

Our acquisition personnel meet with consumer credit grantors and brokers to develop sources of defaulted consumer accounts receivable for purchase. Once a portfolio has been located, the acquisition personnel are responsible for evaluating and determining the appropriate price to pay for the portfolio. Then they coordinate the due diligence, including site visits as needed, coordinating ordering, receipt, tracking and distribution of account documentation and related media, and ensuring that our purchase costs stay within clearly defined parameters. The acquisition personnel also supervise the post-purchase liaison group, a group that verifies buy-backs and returns with sellers after the purchase of accounts receivable. Buy-backs and returns are accounts that have been returned to the seller because they did not fit the purchase criteria because of death or bankruptcy of the customer prior to purchase. The post-purchase liaison group also coordinates the import of purchased portfolios into the servicer's collection recovery software system.

Collection Services

As part of the Merger, we entered into a ten-year service agreement that appointed NCOF as the provider of our collection services. NCOF is paid a commission ranging from 20% to 40% of the collected amount depending on the nature of the accounts. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to us. For the year ended December 31, 2001, servicing fees paid to NCOF totaled $27.5 million. We believe that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. We monitor NCOF's performance in the normal course of business.

Legal Recovery Department

A component of our collection efforts involves the Legal Recovery Department to pursue consumers with past due obligations who have the financial resources to repay their debts but are unwilling to do so. We employ one in-house attorney and a support staff to process thousands of court cases each year. The Legal Recovery Department is responsible for coordinating a network of attorneys nationwide, determining the suit criteria for each individual jurisdiction, placing cases for immediate suit, obtaining judgment, seizing bank accounts, coordinating sales of property and instituting wage garnishments to satisfy judgments.

Competition

Our business is highly competitive. We compete with other purchasers of defaulted consumer accounts receivable and with third-party collection agencies. Successful bids are won based on a combination of price and relationship. Our ability to obtain new customers is also significantly affected by the financial services companies that choose to manage their own defaulted consumer accounts receivable. Some of those companies have substantially greater personnel and financial resources.

Regulation

The accounts receivable management and collection industry is regulated both at the federal and state level. The Federal Fair Debt Collection Practices Act regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The Fair Debt Collection Practices Act establishes specific guidelines and procedures which debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The Fair Debt Collection Practices Act also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the Fair Debt Collection Practices Act contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. The accounts receivable management and collection business is also subject to state regulation.

It is our policy and a condition of our agreement with NCOF, that all collection activities by NCOF on our behalf, comply with the provisions of the Fair Debt Collection Practices Act and comparable state statutes in all of its collection activities. NCOF's failure to comply with such laws could have a materially adverse effect on us.

Employees

As of the date of this report, we had 20 full-time employees. None of our employees are represented by a labor union.

Investment Considerations

You should carefully consider the risks described below. If any of the risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

Terrorist attacks and threats or war may negatively impact our results of operations, revenue, and stock price.

Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets, threats of war or actual conflicts involving the United States or its allies, may impact our operations, including affecting our ability to collect our accounts receivable. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on our operating results, collections and revenue, and may result in the volatility of the market price for our common stock.

We may not be able to grow our business.

We intend to expand and rapidly grow our business, which could place great demands on our administrative, operational and financial resources. Furthermore, we may not be able to finance our continued growth, or to manage it effectively, which would harm our business, results of operations and financial condition, and our ability to meet our debt service obligations. Future growth and development will depend on numerous factors, including our ability to:

              o   develop and expand relationships with credit grantors;

              o maintain underwriting criteria in purchasing defaulted accounts receivable;

              o   recruit, train and retain qualified employees;

              o   maintain quality service to customers and credit grantors;

              o enhance and maintain information technology, operational and financial systems; and

              o access sufficient sources of funding to purchase additional accounts receivable.

We have substantial debt, which could have adverse effects on our business.

At December 31, 2001, we had total assets of approximately $154 million, total debt (including certain non-recourse debt and accounts payable) of approximately $96 million and stockholders' equity of approximately $58 million. This relatively high level of debt could result in a number of adverse effects, including:

              o   increasing our vulnerability to a business downturn;

              o limiting our ability to obtain necessary financing in the future;

              o requiring us to dedicate a substantial portion of our cash flows from operations to pay debt service obligations rather than for other purposes, such as working capital, or purchasing additional portfolios of consumer accounts receivable;

              o limiting our flexibility to react to changes in our business and market; and

              o making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

Most of our debt is interest rate sensitive. Any significant rise in interest rates could increase interest expense, which could decrease net income. Approximately $45.4 million of debt on our balance sheet is non-recourse to us. The cash flows on assets associated with some of the debt may be restricted to servicing the non-recourse debt and may not be generally available to us.

Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations.

We purchase delinquent accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible, and charged-off its books. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings, which have been on the rise. The accounts receivable are purchased at a significant discount to the amount the customer owes and, although the belief is that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable may vary and may be less than the amount expected. The timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect our accounts receivable, we will not be able to purchase new accounts receivable after we have exhausted the availability under the sub-facility, and our future growth and profitability will be materially adversely affected. There can be no assurance that our operating performance will be sufficient to service debt on the sub-facility or finance the purchase of new accounts receivable.

We use estimates in reporting our results.

Our revenue is recognized based on estimates of future collections on static pools of accounts receivable purchased. Although estimates are based on statistical analysis, the actual amount collected on static pools and the timing of those collections may differ materially from estimates. If collections on static pools are materially less than estimated, we will be required to record impairment expenses that will reduce earnings and could materially adversely affect our earnings, financial condition, and creditworthiness.

We may experience a shortage of available accounts receivable for purchase at favorable prices.

The availability of portfolios of delinquent accounts receivable for purchase at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of accounts receivable. The growth in consumer debt may also be affected by changes in credit grantors underwriting criteria and regulations governing consumer lending. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent accounts receivable could be available at prices that we find attractive. If competitors raise the prices they are willing to pay for portfolios of accounts receivable above those we wish to pay, we may be unable to buy delinquent accounts receivable at prices consistent with our historic return targets. In addition, we may overpay for portfolios of delinquent accounts receivable, which may have a materially adverse effect on our financial results.

Our operations are subject to extensive regulation.

Federal and state consumer protection and related laws and regulations govern the relationship of a customer and a creditor. Significant laws include the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act, and various Federal regulations which relate to these acts, as well as comparable statutes in the states where account debtors reside or where credit grantors are located. Some of these laws may apply to our activities. If credit grantors who sell accounts receivable to us fail to comply with these laws, our ability to collect on those accounts receivable could be limited regardless of any act or omission on our part. Our failure to comply with these laws may also limit our ability to collect on the accounts receivable.

Our success depends on our senior management team and if we are not able to retain them, it would have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer. We depend on the services of Mr. Barrist and the other members of our senior management team to, among other things, successfully implement our business plan, manage existing accounts receivable portfolios and find, negotiate and purchase new consumer accounts receivable portfolios. The loss of service of one or more members of the senior management team could have a material adverse effect on us.

We engage in securitization transactions which could expose us to risk.

Prior to the Merger, Creditrust completed four securitization transactions, two of which resulted in a gain on sale. We intend only to pursue securitization transactions that will not qualify as a sale for accounting purposes. Our quarterly financial statements could be materially affected by any possible future write-downs associated with changes in the fair value of the residual investment in the one remaining previous securitization that resulted in a gain on sale, Creditrust SPV98-2, LLC ("SPV 98-2"). If NCOF were to lose the right to service the accounts receivable included in the securitizations, then such loss could have a material adverse effect on us.

The market price for our common stock may be adversely affected by fluctuations in our quarterly operating results.

Because of the nature of our business, our quarterly operating results may fluctuate in the future, which may adversely effect the market price of our common stock. The reasons our results may fluctuate include:

              o the timing and amount of collections on our accounts receivable;

              o a decline in value of our residual investment in securitization;

              o increases in operating expenses associated with the growth of our operations;

              o announcements of fluctuations in our, or our competitors' operating results; and

              o   general market conditions.

In addition, the stock market in recent years has experienced significant price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These broad fluctuations may adversely effect the market price of our common stock.

NCOG owns approximately 63% of our common stock and controls our affairs.

NCOG owns approximately 63% of our outstanding voting securities. Additional shares may be issued to NCOG in accordance with the Merger, which could cause NCOG to own possibly more than 63% (but not more than 64%) of our common stock. Accordingly, NCOG can elect all of the directors and approve or control most other matters presented for approval by our stockholders. Under Delaware law and our certificate of incorporation, owners of a majority of our outstanding common stock are able to elect all of our directors and approve significant corporate transactions without the approval of the other stockholders. As a result, NCOG will have the unilateral ability to elect all of our directors and to control the vote on all matters submitted to a vote of the holders of our common stock, including any privatization transaction, merger, consolidation or sale of all or substantially all of our assets. There can be no assurance that the interests of NCOG will not conflict with the interests of other stockholders.

We are dependent upon NCOF for the collection of our accounts receivable.

We have entered into a servicing agreement with NCOF pursuant to which we have granted to NCOF the exclusive right to service all of our accounts receivable, subject to minor exceptions, for a period of 10 years. We will be materially dependent upon NCOF's efforts under the servicing agreement to collect our accounts receivable and will be able to terminate that agreement only due to NCOF default under the agreement. Any poor performance under, or breach of, adverse change in or termination of, the servicing agreement could have a material adverse effect on our business, assets, financial condition, results of operations and liquidity.

Because of NCOG's control of us, potential conflicts could arise between NCOG and us.

Mr. Barrist, who is the Chairman of the Board, President and Chief Executive Officer of NCOG, holds the same positions with us. In addition, Mr. Joshua Gindin, the Executive Vice President, General Counsel and Secretary of NCOG, also holds the same positions with us. These persons may have conflicts of interest with respect to matters concerning us and our relationship with NCOG, and do not devote their full time and attention to our business.

Although we do not currently intend to enter into any other material transactions with NCOG or its subsidiaries, other than the servicing agreement, we may enter into such transactions with NCOG or its subsidiaries in the future. We have not adopted any formal procedures regarding potential conflicts of interest with NCOG, although any material transaction would be subject to review and approval by the independent directors on our Audit Committee.

Executive Officers of the Registrant

                   Name                         Age                        Position
                   ----                         ---                        --------
Michael J. Barrist........................      41            Chairman of the Board, Chief Executive Officer, and President
Joshua Gindin.............................      45            Executive Vice President, General Counsel and Secretary
Michael B. Meringolo......................      54            Senior Vice President Operations
Richard J. Palmer.........................      50            Senior Vice President, Chief Financial Officer and Treasurer

Michael J. Barrist, Chairman of the Board, Chief Executive Officer, and President. Mr. Barrist has served as our Chairman of the Board, President and Chief Executive Officer since February 2001. Mr. Barrist has served as Chairman of the Board, President and Chief Executive Officer of NCO Group since purchasing that company in 1986. Mr. Barrist was employed by U.S. Heathcare Inc. from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a Certified Public Accountant.

Joshua Gindin, Executive Vice President, General Counsel and Secretary. Mr. Gindin has served as Executive Vice President and General Counsel since February 2001. Mr. Gindin has served as Executive Vice President and General Counsel of NCO Group since May 1998. Prior to joining NCO Group, Mr. Gindin was a partner in the law firm of Kessler & Gindin since 1995. Mr. Gindin has practiced law since 1983 and has represented NCOF since 1986 and NCOG since its formation in 1996.

Michael B. Meringolo, Senior Vice President Operations. Mr. Meringolo has served as Senior Vice President of Operations since February 2001. Prior to our merger with Creditrust, Mr. Meringolo was employed by NCO Financial Systems, Inc., a subsidiary of NCO Group, since September 1997, most recently as Senior Vice President, Portfolio Acquisitions and Management. Prior to that, from 1991 to 1997, Mr. Meringolo was employed by First Union National Bank, most recently as Vice President of Consumer Products, with responsibility for managing the collection of consumer lending products.

Richard J. Palmer, Senior Vice President, Chief Financial Officer and Treasurer. Mr. Palmer has served as Senior Vice President, Chief Financial Officer and Treasurer since February 2001. Mr. Palmer was Chief Financial Officer of Creditrust from 1996 to 2001. From 1983 to 1996, Mr. Palmer served as Chief Financial Officer of, and in various other financial functions for, CRI, Inc., a national real estate investment company with headquarters in Rockville, Maryland. Prior to CRI, Inc., Mr. Palmer was with Grant Thornton LLP from 1976 until 1983 and KPMG Peat Marwick from 1973 to 1976. Mr. Palmer is a Certified Public Accountant.

Item 2. Properties

Our headquarters facility is located at 1705 Whitehead Road, Baltimore, Maryland 21207. We lease our space of approximately 5,000 square feet from NCOF.

Item 3. Legal Proceedings

We are involved in legal proceedings from time to time in the ordinary course of business. We believe that none of these legal proceedings will have a materially adverse effect on our financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

       Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock was listed on the Nasdaq National Market on April 4, 2001 under the symbol "NCPM". Prior to listing on the Nasdaq National Market, the stock traded on the over the counter market from February 23, 2001, the first available quote, to April 3, 2001. The following table sets forth the high and low closing sales prices for the common stock, as reported by Nasdaq and the over the counter market:

                                                          High            Low
                                                          ----            ---
         2001
         ----
         First Quarter (from February 23, 2001)..........$ 10.50        $ 0.75
         Second Quarter..................................   7.85          5.25
         Third Quarter...................................   7.70          5.96
         Fourth Quarter..................................   7.18          5.25


On March 14, 2002, approximately 25 holders of record hold our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our line of credit facility restricts the payments of cash dividends without the lender's prior consent. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors deems relevant.

Item 6. Selected Financial Data

The following table sets forth selected balance sheet information as of December 31, 2000 and 2001, and statement of income and cash flow data for the period January 22, 1999 (date of inception) to December 31, 1999 and each of the years in the two-year period ended December 31, 2001. The selected financial data for the period January 22, 1999 (date of inception) to December 31, 1999 and the years ended December 31, 2000 and 2001 have been derived from our audited financial statements. The consolidated balance sheets as of December 31, 2000 and 2001 and the consolidated statements of income, stockholders' equity and cash flows for the period January 22, 1999 (date of inception) to December 31, 1999, and the years ended December 31, 2000 and 2001 are included elsewhere in this Form 10-K. The selected financial data presented below should be read in conjunction with the consolidated financial statements and the related notes, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

                                                                       For the period           As of and for the
                                                                      January 22, 1999       years ended  December 31,
                                                                    (date of inception) to   -------------------------
(Amounts in thousands, except per share data)                         December 31, 1999       2000          2001 (5)
                                                                      -----------------       ----          --------
Statement of income data:
Revenue........................................................             $ 1,959          $ 13,151       $ 62,929

Operating costs and expenses:
  Payroll and related expenses.................................                 180               327          1,624
  Servicing fee expenses.......................................                 981             5,741         27,771
  Selling, general, and administrative expenses................                  57               112          2,017
  Amortization expense.........................................                  --                --            250
  Impairment of purchased accounts receivable..................                  --                --          2,649
                                                                            -------          --------       --------
Total operating costs and expenses.............................               1,218             6,180         34,311
                                                                            -------          --------       --------

Income from operations.........................................                 741             6,971         28,618

Other income (expense):........................................
  Interest and other income....................................                  --                --            531
  Interest expense.............................................                (253)           (1,334)        (8,230)
                                                                            -------          --------       --------
      Total other expense......................................                (253)           (1,334)        (7,699)
                                                                            -------          --------       --------

Income before income tax expense...............................                 488             5,637         20,919

Income tax expense.............................................                 183             2,114          7,845
                                                                            -------          --------       --------

Net income.....................................................             $   305          $  3,523       $ 13,074
                                                                            =======          ========       ========


Basic and diluted net income per common share..................             $  0.04          $   0.41       $   1.02
Weighted average number of basic and diluted shares outstanding               8,599             8,599         12,871

Other data:
Revenue as a percentage of collections (1).....................                48.2%             74.2%          60.5%
Collections on managed accounts receivable (2).................             $ 4,064          $ 17,716      $ 104,080
Collections applied to principal of managed accounts
  receivable (3) ..............................................               2,105             4,565         41,151
EBITDA (4).....................................................                 741             6,971         28,868
Cash flows provided by (used in):
 Operating activities..........................................                 928             7,840         23,032
 Investing activities..........................................              (4,694)          (27,452)       (25,067)
 Financing activities..........................................               3,766            19,612          8,544

Balance sheet data:
Cash and cash equivalents......................................                                    --          6,509
Purchased accounts receivable..................................                                31,480        136,339
Total debt.....................................................                                23,377         92,509
Stockholders' equity...........................................                                 3,829         57,864

(1) Revenue as a percentage of collections is presented because we rely on this indicator in the management of our business as a key measure of our overall return on investment on purchased accounts receivable.

(2) Managed accounts receivable include purchased accounts receivable that we own and accounts receivable that we invest in but do not own, including purchased accounts receivable in our investment in securitization, SPV 98-2.

(3) Collections applied to principal of managed accounts receivable is calculated by subtracting revenue recognized from collections on managed accounts receivable. Collections applied to principal of owned purchased accounts receivable amounted to $2,105, $4,565, and $34,159 for the period January 22, 1999 (date of inception) to December 31, 1999, and the years ended December 31, 2000 and 2001, respectively.

(4) Earnings before interest, taxes, depreciation and amortization ("EBITDA") is used by management to measure results of operations and is not intended to report results of operations in conformity with generally accepted accounting principals.

(5) The information presented as of and for the year ended December 31, 2001 includes the results of the Merger, and are not comparable to the prior periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading analytics-based purchaser and manager of defaulted consumer accounts receivable. Accounts receivable are the unpaid debts of individuals to consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. We use our proprietary pricing models and extensive analytical information databases to evaluate and value accounts receivable purchases. Most of our accounts receivable are VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books for non-payment. By purchasing accounts receivable, we allow credit grantors to make a recovery on these charged-off accounts.

On February 20, 2001, Creditrust merged with and into us, at which time we became a publicly traded company. The Merger was accounted for using the purchase method of accounting. As a result of the Merger, we issued 4,977,482 shares of common stock resulting in a total of 13,576,519 shares of our common stock outstanding, including 291,732 shares held in escrow. Shareholders will be eligible to receive the shares of our common stock held in escrow based upon the resolution of certain disputed and administrative claims. The purchase price was valued at approximately $25 million. Additional acquisition related costs incurred in connection with the Merger were $4.2 million. We allocated the purchase price based on the fair value of the net assets acquired, principally to purchased accounts receivable, deferred tax asset and certain assumed liabilities. The net deferred tax asset of $14.4 million was the result of the combination of a significant net operating loss carryforward acquired in the Merger, offset by deferred tax liabilities arising from book tax differences in the carrying value of the acquired accounts receivable. The purchase price allocation and determination of certain income tax valuations estimated at the Merger date have been finalized and are reflected in the financial statements as of December 31, 2001.

From our inception in 1999, we have invested $179.9 million ($6.8 million in 1999, $31.4 million in 2000, and $141.7 million in 2001 including $93.5 million from the Merger)in charged-off accounts receivable. At December 31, 2001, we managed over 2.3 million accounts with an original charged-off amount of over $6.6 billion measured as the amount charged off by the credit grantors that originated the charged-off VISA(R), MasterCard(R), private label credit card and consumer loan accounts at the date of charge-off.

The following table illustrates our revenue and collection experience for the periods indicated (Amounts in thousands):

                                                                            For the period
                                                                           January 22, 1999         For the years ended December 31,
                                                                         (date of inception) to     --------------------------------
                                                                           December 31, 1999             2000       2001 (4)
                                                                         ----------------------          ----       --------
Revenue..................................................................         $ 1,959              $ 13,151    $  62,929
Revenue as a percentage of collections (1)...............................            48.2%                 74.2%        60.5%

Collections on managed accounts receivable (2)...........................         $ 4,064              $ 17,716    $ 104,080
Collections applied to principal on managed accounts receivable (3)......         $ 2,105              $  4,565    $  41,151

      (1) Revenue as a percentage of collections is presented because we rely on this indicator in the management of our business as a key measure of our overall return on investment on purchased accounts receivable.

      (2) Managed accounts receivable means purchased accounts receivable that we own and accounts receivable that we invest in but do not own, including purchased accounts receivable in our investment in securitization, SPV 98-2.

      (3) Collections applied to principal of managed accounts receivable is calculated by subtracting revenue recognized from collections on managed accounts receivable. Collections applied to principal of owned purchased accounts receivable amounted to $2,105, $4,565, and $34,159 for the period January 22, 1999 (date of inception) to December 31, 1999, and the years ended December 31, 2000 and 2001, respectively.

      (4) The information presented for the year ended December 31, 2001 includes the results of the Merger, and are not comparable to the prior periods presented.

Critical Accounting Policies

General

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates. We believe the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations.

Purchased Accounts Receivable

We account for our investment in purchased accounts receivable on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes. Typically, each static pool consists of an individual acquisition of accounts. Once a static pool is established, the accounts in the static pool are not changed. Proceeds from the sale of accounts within a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since we expect to collect a relatively small percentage of each static pool's face value.

Each static pool is initially recorded at cost. Collections on the static pools are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each static pool. The IRR for each static pool is estimated based on the expected monthly collections over the estimated economic life of each static pool (generally five years, based on our collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each static pool's effective IRR applied to each static pool's monthly opening carrying value (effective interest method). To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the static pool, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the static pool may be increased by the difference between the revenue accrual and collections.

To the extent the estimated future cash flow increases or decreases from the expected level of collections, we prospectively adjust the IRR accordingly. If the carrying value of a particular static pool exceeds its expected future cash flows, a charge to income would be recognized in the amount of such impairment. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, are less than the carrying value recorded. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital until the full carrying value of the static pool has been recovered. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows will vary from current estimates. The difference could be material. For the year ended December 31, 2001, an impairment of $2.6 million was recorded as a charge to income on static pools where the carrying amounts exceeded the expected future cash flows. No income will be recognized on these static pools until the carrying values have been fully recovered. The combined carrying values on these static pools, after impairment, aggregated approximately $5.7 million, or 4.2% of purchased accounts receivable, as of December 31, 2001, representing their net realizable value. There were no impairments recorded in 1999 and 2000.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes.

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each static pool. The estimated future cash flow of each static pool is used to compute the IRR for the static pool. The IRR is used to allocate cash flow between revenue and amortization of the carrying values of the purchased accounts receivable.

On an ongoing basis, we compare the historical trends of each static pool to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular static pool's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one year.

Investments in debt and equity securities

We acquired an investment in securitization in connection with the Merger. The investment in securitization, SPV 98-2, qualified as a sale under generally accepted accounting principles in 1998 when the securitization was completed. The investment in securitization is accounted for under the provisions of SFAS 115 as a debt security held available-for-sale. This investment accrues income as a non-cash item included in the statement of income as other income, and in the balance sheet as a component of the fair value of the investment in securitization. Once the securitization note is retired, recoveries will be applied to reduce the carrying value of the investment in securitization. We record our investment in securitization at fair value and any unrealized gain or loss, net of the related tax effect, generally is not reflected in earnings but is recorded as a separate component of stockholders' equity until realized. As of December 31, 2001, the carrying value approximated fair value. A decline in the value of the investment in securitization below cost that is deemed other than temporary would be charged to income as an impairment and result in the establishment of a new cost basis for the security. No impairment was recorded in 2001.

Income Taxes

Income taxes or tax benefits have been provided in the results of operations based on the statutory Federal and state rates at 37.5% of pre-tax income. For financial reporting purposes, revenue is recognized over the life of the static pool. Because the static pools of purchased accounts receivable are comprised of distressed debt and collection results are not guaranteed until received, for tax purposes, any gain on a particular static pool is deferred until the full cost of the static pool is recovered (cost recovery method). Temporary differences arise because revenue is recognized on the cost recovery method for income tax purposes. Permanent differences between the statutory rates and actual rates are minimal. Temporary differences in recognition of revenue on purchased accounts receivable have resulted in deferred tax liabilities. Assumed utilization of net operating losses acquired in the Merger have resulted in deferred tax assets. Our deferred tax liabilities grew significantly through 2001 as a result of the increase in purchased accounts receivable, providing us with additional liquidity. As of December 31, 2001, the net deferred tax asset of $1 million was the result of the combination of deferred tax assets generated principally by the assumed utilization of net operating loss carryforwards from the Merger, offset by the deferred tax liabilities arising from book tax differences on purchased accounts receivable, including the purchased accounts receivable acquired in the Merger. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control including the level of taxable income available from successful operations in the future. The utilization of net operating losses have been further impacted by Tax Law provisions that limit the amount of net operating loss carryforwards that can be utilized subsequent to a change in control such as the Merger.

Results of Operations

The following table sets forth certain data from the statement of income on an historical basis, each as a percentage of revenue:

                                                                            For the period
                                                                           January 22, 1999       For the years ended December 31,
                                                                         (date of inception) to   --------------------------------
                                                                           December 31, 1999          2000         2001 (1)
                                                                         ----------------------       ----         --------
Revenue.............................................................            100.0%               100.0%          100.0%

Operating costs and expenses:
    Payroll and related expenses....................................              9.2                  2.5             2.6
    Servicing fee expenses..........................................             50.1                 43.7            44.1
    Selling, general, and administrative expenses...................              2.9                  0.8             3.2
    Amortization expense............................................               --                   --             0.4
    Impairment of purchased accounts receivable.....................               --                   --             4.2
                                                                                -----                -----           -----
Total operating costs and expenses..................................             62.2                 47.0            54.5
                                                                                -----                -----           -----

Income from operations..............................................             37.8                 53.0            45.5

Other income (expense):
    Interest and other income.......................................               --                   --             0.8
    Interest expense................................................            (12.9)               (10.1)          (13.1)
                                                                                -----                -----           -----
Total other expense.................................................            (12.9)               (10.1)          (12.3)
                                                                                -----                -----           -----

Income before income tax expense....................................             24.9                 42.9            33.2
                                                                                -----                -----           -----

Income tax expense..................................................              9.3                 16.1            12.5
                                                                                -----                -----           -----

Net income..........................................................             15.6%                26.8%           20.7%
                                                                                =====                =====           =====

EBITDA..............................................................             37.8%                53.0%           45.9%

(1) The information presented for the year ended December 31, 2001 includes the results of the Merger, and are not comparable to the prior periods presented.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue. Total revenue increased by $49.7 million, or 378.5%, from $13.2 million for the year ended December 31, 2000 to $62.9 million for the year ended December 31, 2001. The increase in revenue was attributable to the purchase of $141.7 million in accounts receivable, consisting of $93.5 million of accounts receivable acquired in our merger with Creditrust, and an additional $48.2 million in accounts receivable purchased in 2001 through normal operations. Revenue is calculated using the effective interest method, and is directly related to the carrying value of the purchased accounts receivable, which increased significantly over the prior year. Collections on purchased accounts receivable increased from $17.7 million for the year ended December 31, 2000 to $104.1 million for the year ended December 31, 2001 due to the increase in purchased accounts receivable. Revenue as a percentage of collections was 74% and 60% for the years ended December 31, 2000 and 2001, respectively.

Revenue as a percentage of collections can fluctuate period over period due to a number of factors including: (i) the relative under or over achievement of collection estimates. Exceeding collection estimates will tend to lower the percentage and not meeting collection estimates will tend to increase the percentage; (ii) the differences in the mix at the point in time of the life cycle of the total portfolios. Over the life cycle of a static pool, the percentage will fluctuate due to the variable collection stream. However, in the aggregate, the percentage of collections recognized as revenue should approximate the lifetime profit we recognize and the remainder is amortized as a return of capital; (iii) the mix of the targeted IRRs present in all of the static pools combined. Fresher purchased accounts receivable (static pools with few or no placements to collection agencies prior to purchase) generally have lower IRRs than purchased accounts receivable that have been placed with multiple collection agencies prior to purchase. Fresher accounts receivable typically cost more. However, net of servicing fees, lower IRRs are offset by lower costs to collect, resulting in similar targeted net returns. And finally;
(iv) collection trends will increase or decrease our expected IRR. Increases or decreases in collections have the effect of raising or lowering (within specified parameters) the future projections on all static pools, which translates into higher or lower IRRs, and in turn, affects the percentage of collections recognized as revenue.

Revenue as a percentage of collections for this year declined principally due to changes in the mix of purchased accounts receivable in 2001 versus 2000. Purchased accounts receivable acquired in the Merger were acquired at a lower IRR compared to accounts receivable purchased in prior years. Net after servicing costs, these purchased accounts receivable are expected to equal or exceed our usual targeted net returns. Further affecting the lower percentage for 2001 were current acquisitions which had returns that were targeted lower at the time of acquisition due to the tougher economic climate facing us in the near term. Finally, the overall percentage was lowered due to a slow down in collections due to the softening economic climate in the first three quarters of 2001, accelerated by the events of September 11. Decreases in collections have the effect of lowering the future projections on most static pools, which translates to lower revenue in the current period. Differences between actual and estimated collections on existing static pools as of the beginning of 2001 resulted in a reduction in net operating income, net income and earnings per share of $2.5 million, $1.5 million and $0.12 per diluted share, respectively for the year ended December 31, 2001.

Static pools with $5.7 million in carrying value, or 4.2% of purchased accounts receivable, as of December 31, 2001 were impaired during 2001 and placed on cost recovery. Accordingly, no revenue was recorded on these static pools after their impairment, equating to a lower ratio of revenue to collections. See impairment of purchased accounts receivable below.

Payroll and related expenses. Payroll and related expenses increased from $327,000 for the year ended December 31, 2000 to $1.6 million for the year ended December 31, 2001. The increase was attributable to an increase in personnel during the first quarter of 2001 directly related to the Merger. Payroll and related expenses after the Merger increased as more staffing was implemented for us to operate as an independent public company and to manage a significant increase in purchased accounts receivable due to the Merger and internal growth.

Servicing fee expenses. Servicing fee expenses increased $22.1 million, or 383.7%, from $5.7 million for the year ended December 31, 2000 to $27.8 million for the year ended December 31, 2001. Servicing fees are paid as a commission on collections, and include contingency legal fees. The increase in servicing fee expenses is directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections were 32.4% and 26.7% for the years ended December 31, 2000 and 2001, respectively. Servicing fees paid to NCOF totaled $5.7 million and $27.5 million for the years ended December 31, 2000 and 2001, respectively. The decrease in servicing fees as a percentage of collections was principally attributable to the lower serving fees paid in connection with the purchased accounts receivable acquired in the Merger. Though the mix of accounts acquired in the Merger were generally older and had been through multiple placements (compared to current purchases), they had a demonstrated track record of producing a stream of cash flows. Accordingly, the servicing fees agreed to in the ten-year servicing agreement were lower than would be the case for comparably aged accounts. Purchases in the normal course of business are selected by the sellers as non-performing accounts receivable (with no track record of cash flow streams). We expect to see increases in servicing fees going forward as the mix of accounts under management ages.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $112,000 for the year ended December 31, 2000 to $2 million for the year ended December 31, 2001. Selling, general and administrative expenses consist primarily of court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being an independent public company, and outside collection costs related to the accounts receivable acquired in the Merger.

Impairment of purchased accounts receivable. On an ongoing basis, static pools are reviewed to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to cover the remaining carrying value of a static pool, an impairment has occurred and the static pool is written down to its net realizable value. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the carrying value recorded. Once a static pool is impaired, no revenue will be recorded until the carrying value has been fully recovered. During 2001, we recorded an impairment of $2.6 million. The combined remaining carrying value on impaired static pools aggregated $5.7 million, or 4.2% of purchased accounts receivable, as of December 31, 2001. No impairments were recorded in 2000.

Other income (expense). Other income (expense) consisted principally of interest expense and increased $6.4 million, or 477.1%, from $1.3 million for the year ended December 31, 2000 to $7.7 million for the year ended December 31, 2001. This increase was principally attributable to an increase in interest expense as a result of $65.3 million in debt incurred and assumed in connection with the Merger, as well as increased borrowings from NCO Group to fund the purchase of accounts receivable in 2001. Included in other income is $329,000 of income from two unconsolidated subsidiaries. We own a 100% interest in a trust, SPV 98-2, acquired in connection with the Merger, and a 50% interest in a joint venture accounted for under the equity method.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the years ended December 31, 2000 and 2001. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Cash payments for taxes are deferred due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting. Prior to the Merger, we were included in the consolidated tax return of NCO Group. We received a tax sharing payment of $601,000 from NCO Group for tax losses incurred in that period.

Year Ended December 31, 2000 Compared to Period from January 22, 1999 (date of inception) to December 31, 1999

Revenue. Total revenue increased by $11.2 million, or 571.3%, from $2.0 million for the period January 22, 1999 (date of inception) to December 31, 1999 to $13.2 million for the year ended December 31, 2000. The increase in revenue was attributable to the purchase of $31.4 million in accounts receivable during 2000, compared to $6.8 million in 1999. Revenue is calculated using the effective interest method, and is directly related to the carrying value of the purchased accounts receivable, which increased significantly over the prior year. Collections on purchased accounts receivable increased from $4.1 million for the period January 22, 1999 (date of inception) to December 31, 1999 to $17.7 million for the year ended December 31, 2000 due to the increase in purchased accounts receivable. Revenue as a percentage of collections was 48% and 74% for the period January 22, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000, respectively. Revenue as a percentage of collections was lower in 1999 compared to 2000 principally due to the relatively larger mix of older accounts receivable acquired in 2000 compared to 1999.

Payroll and related expenses. Payroll and related expenses increased from $180,000 from the period January 22, 1999 to December 31, 1999 to $327,000 for the year ended December 31, 2000. Payroll and related expenses were nominal for both periods since staffing was at a minimum in these periods.

Servicing fee expenses. Servicing fee expenses increased by $4.7 million, or 485.2%, from $1 million for the period January 22, 1999 (date of inception) to December 31, 1999 to $5.7 million for the year ended December 31, 2000. Servicing fees are paid as a commission on collections. The increase in servicing fee expenses was directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections was 24.1% and 32.4% for the period January 22, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000, respectively. All of the servicing fees were paid to NCOF. The increase in servicing fees as a percentage of collections was principally due to a greater mix of collections from accounts with longer periods from date of charge-off, or multiple prior placements, which generally demand higher service fees than fresher accounts.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $57,000 for the period January 22, 1999 (date of inception) to December 31, 1999 to $112,000 for the year ended December 31, 2000. Selling, general and administrative expenses were nominal for both periods.

Other income (expense). Other income (expense) consisted of interest expense and increased from $253,000 for the period January 22, 1999 (date of inception) to December 31, 1999 to $1.3 million for the year ended December 31, 2000. Other income (expense) was comprised entirely of interest expense paid to NCO Group on borrowings to purchase accounts receivable. The increase in interest expense was directly related to the increase in outstanding borrowings incurred in connection with the purchase of additional accounts receivable during 2000.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the period January 22, 1999 (date of inception) to December 31, 1999 and the year ended December 31, 2000. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Cash payments for taxes are deferred due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting.

Liquidity and Capital Resources

Historically, we derived all of our cash flow from collections on purchased accounts receivable and borrowings from NCO Group. Effective with the Merger, we entered into a credit agreement with NCO Group, which provides us with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under NCO Group's existing credit facility. Cash has been used primarily for the purchase of accounts receivable, the Merger and working capital to support our growth.

The debt service requirements associated with borrowings under our secured credit facilities and the mandatory reductions on our revolving credit facility have increased liquidity requirements. However, we anticipate that cash flows from operations will be sufficient to fund all principal payments on the credit facility, secured debt, operating expenses, interest expense and future purchases of accounts receivable including our existing forward flow agreement. Cash flows from operations are directly related to the amount of collections actually received. Estimates are used to forecast collections and revenue. A decrease in cash flows from operations due to a decrease in collections from changes in the economy or the performance of NCOF as service provider, may require us to reduce the amount of accounts receivable purchased. The effect of reduced accounts receivable purchases would be a reduction in planned collections and revenue in the periods affected.

Cash Flows from Operating Activities. Net cash provided by operating activities was $23 million for the year ended December 31, 2001, compared to $7.8 million for the year ended December 31, 2000. The increase in cash and cash equivalents provided by operations was principally attributable to the large increase in net income and deferred income tax expense. Net income grew due to the significant increase in revenue generated from the $93.5 million of accounts receivable acquired in the Merger, and $48.2 million in other accounts receivable purchased in the normal course of business in 2001. Additionally, approximately $2.6 million in restricted cash was used to pay down debt in the first quarter of 2001 pursuant to the Merger.

Net cash provided by operating activities was $7.8 million for the year ended December 31, 2000, compared to $900,000 for the period January 22, 1999 (date of inception) to December 31, 1999. The increase in cash and cash equivalents provided by operations was principally attributable to the large increase in net income and deferred income tax expense. Net income grew due to the significant increase in revenue generated from $31.4 million of accounts receivable purchased in the normal course of business in 2000.

Cash Flows from Investing Activities. Net cash used in investing activities was $25.1 million for the year ended December 31, 2001, compared to $27.5 million for the year ended December 31, 2000. Cash used in investing activities is a function of the amount of accounts receivable purchased, offset by collections applied to principal of purchased accounts receivable. In addition, in 2001, there were pre-acquisition liabilities and related costs paid. Collections applied to principal of purchased accounts receivable is the difference between total collections and revenue. Purchases of accounts receivable, net of collections applied to principal of purchased accounts receivable, were $14 million and $26.8 million for the years ended December 31, 2001 and 2000, respectively. While cash purchases of accounts receivable grew to $48.2 million in 2001 from $31.4 million in 2000, the amount of collections applied to principal of purchased accounts receivable grew to $34.1 million in 2001 from $4.6 million in 2000. Additionally, in 2001, $11.1 million in cash was paid for pre-acquisition liabilities and related costs in connection with the Merger.

Net cash used in investing activities was $27.5 million for the year ended December 31, 2000, compared to $4.7 million for the period January 22, 1999 (date of inception) to December 31, 1999. Purchases of accounts receivable, net of collections applied to principal of purchased accounts receivable, were $26.8 million and $4.7 million for the year ended December 31, 2000, and the period January 22, 1999 (date of inception) to December 31, 1999, respectively. While purchases of accounts receivable grew to $31.4 million in 2000 from $6.8 million in 1999, the amount of collections applied to principal of purchased accounts receivable grew to $4.6 million in 2000 from $2.1 million in 1999. Additionally, in 2000, $666,000 in cash was paid for pre-acquisition liabilities and related costs in connection with the Merger.

Cash Flows from Financing Activities. Net cash provided by financing activities was $8.5 million for the year ended December 31, 2001, compared to $19.6 million for the year ended December 31, 2000. Total borrowings increased to $47.1 million in 2001, of which $36.3 million related to debt incurred in the Merger, from $19.6 million in 2000. Partially offsetting total borrowings, $40.0 million was repaid on notes payable during 2001. All of the borrowings in 2001 were from the NCO Group credit facility. Additionally, there was $2.3 million in proceeds from the issuance of common stock at the time of the Merger, and $901,000 in fees paid to secure the NCO Group credit facility.

Net cash provided by financing activities was $19.6 million for the year ended December 31, 2000, compared to $3.8 million for the period January 22, 1999 (date of inception) to December 31, 1999. Financing activities were comprised of borrowings from NCO Group to finance growth in operations through the purchase of accounts receivable.

Credit Facility. NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of December 31, 2001, there was $58.3 million available under the revolving credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including our common stock. Pursuant to the Merger, we entered into a credit agreement with NCO Group, which provides us with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of our assets have been pledged to Citizens Bank to secure our borrowings under the $50 million sub-facility. The balance under the revolving sub-facility will become due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. The outstanding balance on the sub-facility as of December 31, 2001 was $47.1 million.

The NCO Group credit agreement and our sub-facility contain certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2001, NCO Group and NCO Portfolio were in compliance with all required financial covenants.

The credit agreement carries interest at 2% over NCO Group's underlying rate from Citizens Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25% to 0.50%, which is determined quarterly based upon NCO Group's consolidated funded debt to income before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.75% at December 31, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.88% at December 31, 2001). The credit agreement contains a provision which provides Citizens Bank with an additional commitment fee of 0.25% per quarter commencing August 20, 2001. This charge will continue until the facility is reduced to $25 million. We were charged an additional 0.25% per quarter on the full commitment from August 20, 2001 to December 31, 2001. We are charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of December 31, 2001, there was approximately $2.9 million available under this sub-facility.

We currently have a "forward-flow" agreement with a major financial institution, which obligates us to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of December 31, 2001, we were obligated to purchase accounts receivable to a maximum of $1.8 million per month from January 2002 through May 2002.

Off-Balance Sheet Arrangements

We own a 100% retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased receivables were originally securitized. This securitization issued a non-recourse note that is due in January 2004 and had a balance of $5.5 million as of December 31, 2001. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of December 31, 2001, the investment in securitization was $7.3 million, comprised of $4.0 million in the present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. We recorded $211,000 in income on this investment for the period from February 21, 2001 to December 31, 2001. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note.

We have a 50% ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("Marlin"). This Joint Venture was set up to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. As of December 31, 2001, both Joint Venture members have each invested $574,000 for the purchase of accounts receivable. Included in the Statement of Income, in "other income," was $118,000 representing our 50% share of operating income from this unconsolidated subsidiary for the year ended December 31, 2001. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the joint venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to us.

Impact of Recently Issued and Proposed Accounting Pronouncements

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement No. 140, which replaces FASB No. 125, requires transfers of financial assets and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 to de-recognize the assets when control has been surrendered, and to de-recognize liabilities only when they have been extinguished. NCO Portfolio adopted the provisions of Statement No. 140 in the second quarter of 2001. The effect of the adoption had no impact on the consolidated financial statements.

During 2001, the Accounting Staff Executive Committee approved an exposure draft on a proposed Statement of Position, "Accounting for Discounts Related to Credit Quality" ("SOP"). The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over the static pool's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the IRR originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a static pool would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a static pool's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely effect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. We retain an investment in securitization with respect to our securitized accounts receivable, which is a market risk sensitive financial instrument held for purposes other than trading. This investment exposes us to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by us in the fair value calculations would not have a material impact on our balance sheet as of December 31, 2001. There would be no impact on our future cash flows. We do not invest in derivative financial or commodity instruments.

Inflation

We believe that inflation has not had a material impact on our results of operations for the period January 22, 1999 (date of inception) to December 31, 1999, and for the years ended December 31, 2000 and 2001.

Item 8. Consolidated Financial Statements and Supplementary Data

                         NCO Portfolio Management, Inc.

                   Index to Consolidated Financial Statements

Report of Independent Auditors...............................................................................           21
Consolidated Financial Statements:
    Consolidated Balance Sheets as of December 31, 2000 and 2001.............................................           22
    Consolidated Statements of Income for the period January 22, 1999 (date of inception) to December 31,
      1999 and for each of the two years in the period ended December 31, 2001...............................           23
    Consolidated Statements of Stockholders' Equity for the period January 22, 1999 (date of inception)
      to December 31, 1999 and for each of the two years in the period ended December 31, 2001...............           24
    Consolidated Statements of Cash Flows for the period January 22, 1999 (date of inception) to December 31,
      1999 and for each of the two years in the period ended December 31, 2001...............................           25
    Notes to Consolidated Financial Statements...............................................................           26

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of NCO Portfolio Management, Inc.

We have audited the accompanying consolidated balance sheets of NCO Portfolio Management, Inc. as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the period January 22, 1999 (date of inception) through December 31, 1999 and for each of the two years in the period ended December 31, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Portfolio Management, Inc. at December 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for the period January 22, 1999 (date of inception) through December 31, 1999 and for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                               /s/ Ernst & Young LLP

Philadelphia, PA
January 25, 2002

Part 1 - Financial Information
Item 1 - Financial Statements

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                  (Amounts in thousands, except per share data)

                                                                                                        December 31,
                                                                                           -------------------------------------
                                                 ASSETS                                         2000                  2001
                                                                                           ----------------      ---------------
Cash and cash equivalents                                                                  $            --       $         6,509
Restricted cash                                                                                         --                 1,125
Purchased accounts receivable                                                                       31,480               136,339
Investment in securitization                                                                            --                 7,312
Deferred income taxes                                                                                   --                   992
Deferred costs                                                                                          --                   651
Other assets                                                                                           666                   784
                                                                                           ---------------       ---------------
     Total assets                                                                          $        32,146             $ 153,712
                                                                                           ================      ===============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                      $            --                  $ 73
     Accrued expenses                                                                                   --                 2,861
     Accrued compensation and related expenses                                                          --                   405
     Notes payable                                                                                      --                45,379
     Note payable - affiliate                                                                       23,377                47,130
     Deferred income taxes                                                                           4,940                    --
                                                                                           ---------------       ---------------
          Total liabilities                                                                         28,317                95,848
                                                                                           ---------------       ---------------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
          no shares issued and outstanding                                                              --                    --
     Common stock,  $.01 par value, 8,599 and 35,000 shares authorized, 8,599
          and 13,576 shares issued and outstanding in 2000 and 2001, respectively                        1                   136
     Additional paid-in capital                                                                         --                40,826
     Retained earnings                                                                               3,828                16,902
                                                                                           ---------------       ---------------
          Total stockholders' equity                                                                 3,829                57,864
                                                                                           ---------------       ---------------
Total liabilities and stockholders' equity                                                 $        32,146       $       153,712
                                                                                           ===============       ===============

                             See accompanying notes.

              NCO PORTFOLIO MANAGEMENT, INC.
             Consolidated Statements of Income
       (Amounts in thousands, except per share data)

                                                               For the period
                                                              January 22, 1999            For the years ended December 31,
                                                           (date of inception) to   ---------------------------------------------
                                                             December 31, 1999             2000                     2001
                                                            ---------------------   --------------------    ---------------------
Revenue                                                     $              1,959    $            13,151     $             62,929

Operating costs and expenses:
     Payroll and related expenses                                            180                    327                    1,624
     Servicing fee expenses                                                  981                  5,741                   27,771
     Selling, general, and administrative expenses                            57                    112                    2,017
     Amortization expense                                                     --                     --                      250
     Impairment of purchased accounts receivable                              --                     --                    2,649
                                                            --------------------    -------------------     --------------------
          Total operating costs and expenses                               1,218                  6,180                   34,311
                                                            --------------------    -------------------     --------------------

Income from operations                                                       741                  6,971                   28,618

Other income (expense):
     Interest and other income                                                --                     --                      531
     Interest expense                                                       (253)                (1,334)                  (8,230)
                                                            --------------------    -------------------     --------------------
          Total other expense                                               (253)                (1,334)                  (7,699)
                                                            --------------------    -------------------     --------------------
Income before income tax expense                                             488                  5,637                   20,919

Income tax expense                                                           183                  2,114                    7,845
                                                            --------------------    -------------------     --------------------

Net  income                                                 $                305    $             3,523     $             13,074
                                                            ====================    ===================     ====================

Net income per share:
     Basic                                                  $               0.04    $              0.41     $               1.02
                                                            ====================    ===================     ====================
     Diluted                                                $               0.04    $              0.41     $               1.02
                                                            ====================    ===================     ====================

Weighted average shares outstanding:

     Basic and diluted                                                     8,599                  8,599                   12,871

                             See accompanying notes.

            NCO PORTFOLIO MANAGEMENT, INC.

   Consolidated Statements of Stockholders' Equity
                (Amounts in thousands)

                                                             Common Stock                 Additional         Retained
                                                       Shares            Amount        Paid-in Capital       Earnings        Total
                                                       ------            ------        ---------------       --------        -----

Balance at January 22, 1999 (date of inception)            --           $    --        $            --      $      --     $      --

Issuance of common stock                                8,599                 1                     --             --             1

Net income                                                                   --                     --            305           305
                                                      -------           -------        ---------------      ---------     ---------
Balance at December 31, 1999                            8,599                 1                     --            305           306

Net income                                                 --                --                     --          3,523         3,523
                                                      -------           -------        ---------------      ---------     ---------


Balance at December 31, 2000                            8,599                 1                     --          3,828         3,829

Issuance of common stock                                4,977               135                 40,826             --        40,961

Net income                                                 --                --                     --         13,074        13,074
                                                      -------            ------        ---------------      ---------     ---------

Balance at December 31, 2001                           13,576            $  136        $        40,826      $  16,902     $  57,864
                                                      =======            ======        ===============      =========     =========

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)

                                                           For the period
                                                          January 22, 1999             For the years December 31,
                                                       (date of inception) to   --------------------------------------------
                                                         December 31, 1999              2000                   2001
                                                        ---------------------   ---------------------   --------------------
Cash flows from operating activities:
  Net income                                            $                305    $              3,523    $            13,074
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                      --                      --                    250
      Impairment of purchased accounts receivable                         --                      --                  2,649
      Changes in operating assets and liabilities,
        net of acquisition:
        Restricted cash                                                   --                      --                  2,555
        Deferred income taxes                                            623                   4,317                  8,446
        Other assets                                                      --                      --                    249
        Accounts payable and accrued expenses                             --                      --                 (4,191)
                                                        --------------------    --------------------    -------------------
          Net cash provided by operating activities                      928                   7,840                 23,032
                                                        --------------------    --------------------    -------------------

Cash flows from investing activities:

  Purchases of accounts receivable                                    (6,799)                (31,351)               (48,149)
  Collections applied to principal of purchased
     accounts receivable                                               2,105                   4,565                 34,159
  Net cash paid for pre-acquisition liabilities and
     acquisition related costs                                            --                    (666)               (11,077)
                                                        --------------------    --------------------    -------------------
          Net cash used in investing activities                       (4,694)                (27,452)               (25,067)
                                                        --------------------    --------------------    -------------------

Cash flows from financing activities:

  Borrowings under NCO Group credit facility                              --                      --                 47,130
  Repayment of notes payable                                                                      --                (40,005)
  Payment of fees to acquire debt                                         --                      --                   (901)
  Issuance of common stock                                                 1                      --                  2,320
  Notes payable, affiliate borrowings                                  3,765                  19,612                     --
                                                        --------------------    --------------------    -------------------
          Net cash provided by financing activities                    3,766                  19,612                  8,544
                                                        --------------------    --------------------    -------------------

Net increase in cash and cash equivalents                                 --                      --                  6,509

Cash and cash equivalents at beginning of period                          --                      --                     --
                                                        --------------------    --------------------    -------------------

Cash and cash equivalents at end of period              $                 --    $                 --    $             6,509
                                                        ====================    ====================    ===================

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Organization and Business


NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages defaulted consumer receivables from consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States. NCO Portfolio has funded its purchased accounts receivable through internal cash flows and financing from NCO Group, Inc. ("NCO Group" or the "Parent"). NCO Portfolio was a wholly owned subsidiary of NCO Group until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). In connection with the Merger, NCO Portfolio became a publicly traded company (NASDAQ: NCPM). Included in the statement of income are the results of operations of the net assets acquired in the Merger with Creditrust for the period from February 21, 2001 through December 31, 2001.

NCO Group owns approximately 63% of the outstanding NCO Portfolio common stock, subject to certain adjustments. As part of the acquisition, NCO Portfolio entered into a ten-year service agreement that appointed a wholly owned subsidiary of NCO Group, NCO Financial Systems, Inc. ("NCOF"), as the sole provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. Additionally, NCO Group amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank") to provide a $50 million credit facility to NCO Portfolio in the form of a sub-facility (Note I). Initially, NCO Portfolio borrowed $36.3 million to fund the Merger.

Note B--Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Two affiliates that the Company does not control are InoVision-MEDCLR-NCOP Ventures, LLC and Creditrust SPV98-2, LLC ("SPV 98-2"). See Note F - Investments in Unconsolidated Subsidiaries.

Cash and Cash Equivalents

NCO Portfolio considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. Two securitizations that are accounted for as secured borrowings have provisions which restrict NCO Portfolio's use of cash. Restricted cash as of December 31, 2001 was $1.1 million.

Purchased Accounts Receivable

NCO Portfolio accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes. Typically, each static pool consists of an individual acquisition of accounts. Once a static pool is established, the accounts in the static pool are not changed. Proceeds from the sale of accounts within a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since NCO Portfolio expects to collect a relatively small percentage of each static pool's face value.

                         NCO PORTFOLIO MANAGEMENT, INC.

Purchased Accounts Receivable (continued)

Each static pool is initially recorded at cost. Collections on the static pools are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each static pool. The IRR for each static pool is estimated based on the expected monthly collections over the estimated economic life of each static pool (generally five years, based on NCO Portfolio's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each static pool's effective IRR applied to each static pool's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the static pool, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the static pool may be increased by the difference between the revenue accrual and collections.

To the extent the estimated future cash flow increases or decreases from the expected level of collections, NCO Portfolio prospectively adjusts the IRR accordingly. If the carrying value of a particular static pool exceeds its expected future cash flows, a charge to income would be recognized in the amount of such impairment. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the carrying value recorded. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital until the full carrying value of the static pool has been recovered. The estimated yield for each static pool is based on estimates of future cash flows from collections, and actual cash flows will vary from current estimates. The difference could be material.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each static pool. The estimated future cash flow of each static pool is used to compute the IRR for the static pool. The IRR is used to allocate cash flow between revenue and amortization of the carrying values of the purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each static pool to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular static pool's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one year. (See Note E)

Investments in Debt and Equity Securities

NCO Portfolio accounts for investments, such as the investment in securitization, SPV 98-2, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. NCO Portfolio records its investment in securitization as an available for sale debt security. Such a security is recorded at fair value, and unrealized gain or loss, net of the related tax effect, is not reflected in income but is recorded as other comprehensive income in stockholders' equity until realized. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to income as an impairment and results in the establishment of a new cost basis for the security.

                         NCO PORTFOLIO MANAGEMENT, INC.

Investments in Debt and Equity Securities (continued)

The investment in securitization represents the residual interest in a securitized pool of purchased accounts receivable acquired in the Merger. The investment in securitization accrues interest at an effective yield (IRR), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximates fair value of this investment as of December 31, 2001. (See Note F).

Income Taxes

NCO Portfolio was included in NCO Group's consolidated Federal income tax return during 1999, 2000, and through the effective date of the Merger. Effective for periods after consummation of the Merger, NCO Portfolio will be filing its own Federal income tax return. The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

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

Earnings Per Share

The Company had no stock options outstanding for the period January 22, 1999 (date of inception) to December 31, 1999 and for the year ended December 31, 2000. As of December 31, 2001, there were 581,000 options outstanding to purchase shares of common stock, which were not dilutive, and have been excluded from the computation of earnings per common share.

Stock Split

In February 2001, the Board of Directors of NCO Portfolio declared an 8,599-for-one stock split. All share amounts for all periods presented have been adjusted to reflect the stock split. The stated par value of each common share was changed from $1 to $.01.

Deferred Costs

NCO Portfolio capitalized legal and professional fees incurred in connection with the establishment of the NCO Group credit sub-facility. The costs are being amortized over the term of the facility (three years).

                         NCO PORTFOLIO MANAGEMENT, INC.

Note C--Acquisitions

On February 20, 2001, Creditrust merged with and into NCO Portfolio, at which time NCO Portfolio became a publicly traded company. The Merger was accounted for using the purchase method of accounting. As a result of the Merger, NCO Portfolio issued 4,977,482 shares of common stock resulting in a total of 13,576,519 shares of NCO Portfolio common stock outstanding, including 291,732 shares held in escrow. Shareholders will be eligible to receive the shares of NCO Portfolio common stock held in escrow based upon the resolution of certain disputed and administrative claims related to the bankruptcy of Creditrust. The purchase price was valued at approximately $25.0 million. Additional acquisition related costs incurred in connection with the Merger were $4.2 million. The Company allocated the purchase price based on the fair value of the net assets acquired, principally to purchased accounts receivable, deferred tax asset and certain assumed liabilities. The net deferred tax asset of $14.4 million recorded was the result of the combination of a significant net operating loss carryforward acquired from Creditrust, offset by deferred tax liabilities arising from book tax differences in the carrying value of the acquired accounts receivable and further limited by Tax Law regarding the change in control of ownership of the Company. The purchase price allocation and determination of certain income tax valuations estimated at the Merger date have been finalized and are included in the financial statements as of December 31, 2001.

The following summarizes the unaudited pro forma results of operations for the years ended December 31, 2000 and 2001, assuming the Merger occurred as of the beginning of the respective years. The pro forma information is provided for informational purposes only. It is based on historical information, and does not necessarily reflect the actual results that would have occurred, nor is it indicative of the future results of operations of the consolidated entities (amounts in thousands, except per share data):

                                                For the years ended December 31,
                                                --------------------------------
                                                  2000                  2001
                                                  ----                  ----

    Revenue..................................  $  55,300              $ 66,509
    Net (loss) income .......................  $ (59,751)             $  3,583
    Net (loss) income per share - basic......  $   (4.40)             $   0.26
    Net (loss) income per share - diluted....  $   (4.40)             $   0.26

Note D--Fair Value of Financial Instruments

The accompanying financial statements include various estimated fair value information as of December 31, 2000 and 2001, as required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Such information, which pertains to NCO Portfolio's financial instruments, is based on the requirements set forth in the Statement and does not purport to represent the aggregate net fair value of NCO Portfolio.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

                         NCO PORTFOLIO MANAGEMENT, INC.

Purchased Accounts Receivable

NCO Portfolio records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. NCO Portfolio recorded the accounts receivable acquired in the Merger at fair value. The carrying value of purchased accounts receivable, which is estimated based upon future cash flows, approximates fair value at December 31, 2000 and 2001.

Investment in Securitization

Upon completion of the Merger, NCO Portfolio recorded the investment in securitization acquired from Creditrust at fair value. As of December 31, 2001, the carrying value approximates fair value.

Notes Payable

Quoted market prices for the same or similar issues or the current rate offered to NCO Portfolio for debt of the same remaining maturities are used to estimate the fair value of NCO Portfolio's notes payable. At December 31, 2000 and 2001, the carrying amount of the notes payable approximated fair value.

Note E--Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer receivables at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the years ended December 31, (amounts in thousands):

                                                                            2000                      2001
                                                                            ----                      ----

Balance, at beginning of period...............................             $ 4,694                  $ 31,480
     Purchased accounts receivable acquired in the Merger.....                  --                    93,518
     Purchases of accounts receivable.........................              31,351                    48,149
     Collections on purchased accounts receivable.............             (17,716)                  (97,088)
     Revenue recognized.......................................              13,151                    62,929
     Impairment of purchased accounts receivable..............                  --                    (2,649)
                                                                          --------                 ---------

Balance, at end of period.....................................            $ 31,480                 $ 136,339
                                                                          ========                 =========

During the year ended December 31, 2001, an impairment of $2.6 million was recorded as a charge to income on static pools where the carrying amounts exceeded the expected future cash flows. No revenue will be recorded on these static pools until their carrying values have been fully recovered. The combined carrying values on these static pools, after impairment, aggregated $5.7 million, or 4.2% of purchased accounts receivable, as of December 31, 2001, representing their net realizable value. No impairments were recorded in 1999 and 2000.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F--Investments in Unconsolidated Subsidiaries


NCO Portfolio owns a 100% retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a note that is due in January 2004 and had a balance of $5.5 million as of December 31, 2001. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of December 31, 2001, the investment in securitization was $7.3 million, comprised of $4.0 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. NCO Portfolio recorded $211,000 in income on this investment for the period from February 21, 2001 to December 31, 2001. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against the Warehouse Facility (See Note G).

NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("Marlin"). This Joint Venture was established to purchase utility, medical and other various small balance accounts receivable and is accounted for using the equity method of accounting. As of December 31, 2001, NCO Portfolio and Marlin have each invested $574,000 in the Joint Venture for the purchase of accounts receivable. Included in the Statement of Income, in "other income," is $118,000 representing the Company's 50% share of operating income from this unconsolidated subsidiary for the year ended December 31, 2001. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of and for the year ended December 31, 2001 (amounts in thousands):

           Total assets..............................           $ 5,581
           Total liabilities.........................           $ 4,455
           Revenue...................................           $ 1,061
           Operating income..........................           $   236

Note G--Notes Payable

NCO Portfolio has assumed three securitized notes payable in connection with the Merger. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse to the Company and NCO Group, secured by a static pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Merger, the trustee appointed NCOF as the successor servicer for each static pool of purchased accounts receivable. When the notes payable were established, a separate non-recourse special purpose finance subsidiary was created to house the assets and issue the debt. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is March 2005. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2001, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $945,000 for the period from February 21, 2001 to December 31, 2001. As of December 31, 2001, the amount outstanding on the facility was $17.8 million. The note insurer, Radian Group, Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, SPV 98-2, are posted as additional collateral for this facility.

                         NCO PORTFOLIO MANAGEMENT, INC.

The second securitized note ("SPV99-1") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 carries interest at 9.43% per annum, with a final payment date of August 2004. A $225,000 liquidity reserve is included in restricted cash as of December 31, 2001, and is restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $691,000 for the period from February 21, 2001 to December 31, 2001. As of December 31, 2001, the amount outstanding on the facility was $3.8 million.

The third securitized note ("SPV99-2") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 carries interest at 15% per annum, with a final payment date of December 2004. Interest expense and trustee fees aggregated $3.3 million for the period from February 21, 2001 to December 31, 2001. As of December 31, 2001, the amount outstanding on the facility was $23.8 million.

The required minimum principal payments payable by NCO Portfolio are included in the table under Note I.

Note H--Commitments and Contingencies

Forward-Flow Agreement

NCO Portfolio currently has a "forward-flow" agreement with a major financial institution, which obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off receivables meeting certain criteria. As of December 31, 2001, NCO Portfolio is obligated to purchase accounts receivable to a maximum of $1.8 million per month from January 2002 through May 2002.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note I--Related Party Transactions

Servicing Fees

As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCOF as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. NCO Portfolio pays NCOF to perform collection services for its purchased accounts receivable. NCOF is paid a commission ranging from 20% to 40% of collections depending on the nature of the accounts. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCOF amounted to $1.0 million, $5.7 million and $27.5 million for the period January 22, 1999 (date of inception) to December 31, 1999, and the years ended December 31, 2000 and 2001, respectively.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the period January 22, 1999 (date of inception) to December 31, 1999, and for the years ended December 31, 2000 and 2001. NCO Portfolio reimbursed NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $57,000 for the period January 22, 1999 (date of inception) to December 31, 1999, and $112,000 and $180,000 for the years ended December 31, 2000 and 2001, respectively.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note Payable, Affiliate

Prior to the Merger, NCO Portfolio borrowed money from NCO Group to finance the purchase of accounts receivable and to fund certain operating costs, and remitted all cash collections to NCO Group. Effective with the Merger, all collections have been remitted to NCO Portfolio, net of the applicable servicing fees. NCO Portfolio was charged interest on the net outstanding note balance using a weighted average interest rate of 9.47% for the period January 22, 1999 (date of inception) to December 31, 1999, 10.24% for the year ended December 31, 2000, and 10.21% for the period January 1, 2001 to February 20, 2001. Interest expense of $253,000, $1.3 million, and $379,000 was recorded for the period January 22, 1999 (date of inception) to December 31, 1999, the year ended December 31, 2000, and the period January 1, 2001 to February 20, 2001, respectively.

NCO Group Credit Facility

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders, that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of December 31, 2001, there was $58.3 million available under the revolving credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a credit agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Citizens Bank to secure our borrowings under the $50 million sub-facility. The balance under the revolving sub-facility will become due on May 20, 2004 (the "Maturity Date"). The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. The NCO Group credit agreement and the NCO Portfolio sub-facility contain certain financial covenants such as maintaining net worth and funded debt to EBITDA requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. As of December 31, 2001, NCOG and NCO Portfolio were in compliance with all of the financial covenants.

The credit agreement carries interest at 2% over NCO Group's underlying rate from Citizens Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to income before interest, taxes, depreciation, and amortization ("EBITDA") ratio (Citizens Bank's prime rate was 4.75% at December 31, 2001), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.88% at December 31, 2001). The credit agreement contains a provision which provides Citizens Bank with an additional commitment fee of 0.25% per quarter commencing August 20, 2001. This charge will continue until the facility is reduced to $25 million. NCO Portfolio was charged an additional 0.25% per quarter on the full commitment from August 20, 2001 to December 31, 2001, which is included as part of interest expense. NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of December 31, 2001, the outstanding balance under the sub-facility was $47.1 million, with $2.9 million available. Interest expense totaled $3.1 million for the period February 21, 2001 to December 31, 2001.

As of December 31, 2001, required and projected minimum principal payments payable by NCO Portfolio under the securitized notes (Note G) and the credit facility are as follows (amounts in thousands):

          Year ending December 31,
          ------------------------
          2002.............................................        $ 19,939
          2003.............................................          27,679
          2004.............................................          30,062
          2005.............................................          14,829
                                                                   --------

                Total minimum principal payments...........        $ 92,509
                                                                   ========

                         NCO PORTFOLIO MANAGEMENT, INC.

Note J--Employee Benefit Plans

Employees of NCO Portfolio are participants in NCO Group's savings plan under
Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 15% of their income on a pretax basis through contributions to the Plan subject to limitations under Section 401(k) of the Internal Revenue Code. NCO Portfolio will provide a matching contribution of 25% of the first 6% of an employee's contribution.

Note K--Income Taxes

Income tax expense consisted of the following components (amounts in thousands):

                                                                   For the period
                                                                  January 22, 1999      For the years ended December 31,
                                                               (date of inception) to   --------------------------------
                                                                 December 31, 1999        2000                  2001
                                                                 -----------------        ----                  ----
Current:

     Federal................................................         $    --           $        --           $     (601)
                                                                     -------           -----------           ----------
Total current tax benefit...................................              --                    --                 (601)
                                                                     -------           -----------           ----------

Deferred:
     Federal................................................             165                 1,897                7,641
     State..................................................              18                   217                  805
                                                                     -------           -----------           ----------
Total deferred tax expense..................................             183                 2,114                8,446
                                                                     -------           -----------           ----------

Income tax expense..........................................         $   183           $     2,114           $    7,845
                                                                     =======           ===========           ==========

The net deferred tax assets (liabilities) consist of the following as of December 31, (amounts in thousands):

                                                                                          2000                 2001
                                                                                          ----                 ----
Deferred tax assets:

     Net operating loss carryforward...........................................        $        --           $   33,720
     Other.....................................................................                 --                  637
                                                                                       -----------           ----------

Total deferred tax assets......................................................                 --               34,357

Deferred tax liabilities:
     Purchased accounts receivable.............................................              4,940               30,288
     Investment in securitization..............................................                 --                2,833
     Other.....................................................................                 --                  244
                                                                                       -----------           ----------

Total deferred tax liabilities.................................................              4,940               33,365
                                                                                       -----------           ----------

Net deferred tax (liabilities) assets..........................................        $    (4,940)          $      992
                                                                                       ===========           ==========

A reconciliation of the U.S. statutory income tax rate to the effective rate is as follows:

                                                                   For the period
                                                                  January 22, 1999      For the years ended December 31,
                                                               (date of inception) to   --------------------------------
                                                                 December 31, 1999        2000                  2001
                                                                 -----------------        ----                  ----
U. S. statutory income tax rate...............................         35.0%              35.0%                35.0%

State taxes, net of federal benefit...........................          2.5%               2.5%                 2.5%
                                                                       ----               ----                 ----

Effective tax rate............................................         37.5%              37.5%                37.5%
                                                                       ====               ====                 ====

                         NCO PORTFOLIO MANAGEMENT, INC.

Note K--Income Taxes (Continued)

As of December 31, 2001, NCO Portfolio had a federal net operating loss carryforward of approximately $108.4 million, which fully expires through 2021. Of this amount, $100.4 million existed as of the date of the Creditrust acquisition. Due to the Creditrust ownership change in 2001, the use of the net operating loss carryforward could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforward is limited under this section and such limitation is dependent on i) the fair market value of Creditrust at the time of the ownership change and ii) the net unrealized built-in gains of Creditrust at the time of the ownership change which are expected to be recognized within five years of the Merger date. Based on an analysis performed by the Company, it is anticipated that $81.8 million of the Creditrust net operating loss will be available for utilization after
Section 382 limitations. Accordingly, a deferred tax asset based on this amount was recorded at the acquisition date being available to offset future reversing temporary differences and future taxable income. Based on operations for the year, the deferred tax asset was increased by the tax loss recognized for 2001. At year end, this deferred tax asset was expected to be fully utilized to offset future reversing temporary differences, primarily relating to purchased accounts receivable.

Note L--Stock Option Plan

In November 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan authorized 3.0 million shares of incentive or non-qualified stock options. The plan is administered by the Board of Directors and provides for the grant of stock options to directors and to all eligible employees of NCO Portfolio, including executive officers. Options granted under the plan vest over three years for employees, and one year for directors. The options expire no later than ten years from the date of grant.

In September 1996, NCO Group adopted the 1996 Stock Option Plan (the "1996 Plan"). The 1996 Plan, as amended, authorized 3.7 million shares of incentive or non-qualified stock options. The vesting period for the outstanding options under the 1996 Plan is three years. The options expire no later than ten years from the date of grant.

Prior to January 1, 2001, all of the options activity was from the 1996 Plan. A summary of the stock option activity of the 2000 Plan and the 1996 Plan is as follows (amounts in thousands, except per share amounts)

                                                                                                  Weighted Average
                                                                                    Number of       Exercise Price
                                                                                     Options          Per Share
                                                                                     -------          ---------
    Outstanding at January 22, 1999 (date of inception)................                 --            $     --
       Granted.........................................................                 16               27.04
       Exercised.......................................................                 (1)              23.33
                                                                                      ----            --------

    Outstanding at December 31, 1999...................................                 15               27.29
       Granted.........................................................                 10               25.19

    Outstanding at December 31, 2000...................................                 25               26.45
       Granted.........................................................                581                6.92
       Exercised.......................................................                 (1)              23.33
                                                                                      ----            --------

    Outstanding at December 31, 2001...................................                605            $   7.70
                                                                                      ====            ========

    Stock options exercisable at year-end (the 1996 Plan)..............                 16            $  26.81
                                                                                      ====            ========

As of December 31, 2001, there were 605,000 stock options outstanding with a weighted average remaining life of 9.32 years, and 15,667 stock options exercisable with a weighted average remaining life of 7.08 years.

                         NCO PORTFOLIO MANAGEMENT, INC.

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with FASB 123, "Accounting for Stock-Based Compensation", the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the periods ending (amounts in thousands, except per share amounts):

                                                                   For the period
                                                                  January 22, 1999      For the years ended December 31,
                                                               (date of inception) to   --------------------------------
                                                                 December 31, 1999        2000                  2001
                                                                 -----------------        ----                  ----

    Net income -- pro forma..........................                   $  287          $ 3,494              $ 12,702
    Net income per share -- pro forma:
         Basic.......................................                   $ 0.03          $  0.41              $   0.99
         Diluted.....................................                   $ 0.03          $  0.41              $   0.99

The estimated weighted average, grant date fair values of the options granted during the period January 22, 1999 (date of inception) to December 31, 1999, and the years ended December 31, 2000 and 2001 were $12.33, $10.81 and $4.40, respectively. All stock options granted were at the fair market value of the stock on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for grants on a weighted average basis during the periods ending:

                                                                   For the period
                                                                  January 22, 1999      For the years ended December 31,
                                                               (date of inception) to   --------------------------------
                                                                 December 31, 1999        2000                  2001
                                                                 -----------------        ----                  ----
    Volatility factor................................                 52.96%              52.96%               73.90%
    Risk-free interest rate..........................                  5.80%               5.90%                4.50%
    Expected life in years...........................                  3.25                3.25                 5.00
    Dividend yield...................................                  None                None                 None
    Forfeiture rate..................................                  5.00%               5.00%                5.00%

Note M--Supplemental Cash Flows Information

The following are supplemental disclosures of cash flow information for the period from January 22, 1999 (date of inception) to December 31, 1999, and for the years ended December 31, 2000 and 2001 (amounts in thousands):

                                                                     1999               2000                  2001
                                                                     ----               ----                  ----
Cash paid for interest......................................         $ 253             $ 1,334              $   7,846
Non-cash investing and financing activities:
     Common stock issued for Creditrust acquisition.........         $  --             $    --              $  24,058
     Fair value of assets acquired in merger................         $  --             $    --              $ 123,978
     Liabilities assumed in merger..........................         $  --             $    --              $ 109,394

                         NCO PORTFOLIO MANAGEMENT, INC.

Note N--Supplementary Financial Information (Unaudited)

The following tables represent selected quarterly financial information for the three months ended (amounts in thousands, except per share amounts):

                                             March 31,               June 30,           September 30,           December 31,
                                               2000                   2000                 2000                    2000
                                               ----                   ----                 ----                    ----
Revenue                                       $  890                $ 2,837               $ 3,984                 $ 5,440

Income from operations                           293                  1,745                 2,093                   2,840

Net income                                        81                    914                 1,071                   1,457

Basic and diluted net income per share        $ 0.01                $  0.11               $  0.12                 $  0.17


                                             March 31,               June 30,           September 30,           December 31,
                                               2001                   2001                 2001                    2001
                                               ----                   ----                 ----                    ----

Revenue                                     $ 12,618               $ 17,916              $ 16,189                $ 16,206

Income from operations                         6,232                  8,490                 6,509                   7,387

Net income                                     2,931                  3,923                 2,703                   3,517

Basic and diluted net income per share      $   0.27               $   0.29              $   0.20                $   0.26

The selected quarterly financial information presented for the four quarterly periods ended December 31, 2001 include the results of the Merger, and are not comparable to the prior periods presented.

Note O - Impact of Recently Issued and Proposed Accounting Pronouncements

Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", was effective for transfers of financial assets and extinguishments of liabilities occurring after March 31, 2001. Statement No. 140, which replaces FASB No. 125, requires transfers of financial assets and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 to de-recognize the assets when control has been surrendered, and to de-recognize liabilities only when they have been extinguished. NCO Portfolio adopted the provisions of Statement No. 140 in the second quarter of 2001. The effect of the adoption had no impact on the consolidated financial statements.

During 2001, the Accounting Staff Executive Committee approved an exposure draft on a proposed Statement of Position, "Accounting for Discounts Related to Credit Quality" ("SOP"). The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over the static pool's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the IRR originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a static pool would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a static pool's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, management cannot ascertain its effect on the Company's reporting.

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's Information Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with general Instructions G(3) to Form 10-K.

Item 11. Executive Compensation

Incorporated by reference from the Company's Information Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with general Instructions G(3) to Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference from the Company's Information Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with general Instructions G(3) to Form 10-K.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company's Information Statement relating to the 2002 Annual Meeting of Shareholders to be filed in accordance with general Instructions G(3) to Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

    (a)(1) The following consolidated financial statements of NCO Portfolio Management, Inc. and its subsidiaries are included in Item 8:

    Report of Independent Auditors

           Consolidated Balance Sheets as of December 31, 2000 and 2001

           Consolidated Statements of Income for the period January 22, 1999 (date of inception) to December 31, 1999 and for each of the two years in the period ended December 31, 2001

           Consolidated Statements of Stockholders' Equity for the period January 22, 1999 (date of inception) to December 31, 1999 and for each of the two years in the period ended December 31, 2001

           Consolidated Statements of Cash Flows for the period January 22, 1999 (date of inception) to December 31, 1999 and for each of the two years in the period ended December 31, 2001

           Notes to Consolidated Financial Statements

     (a)(2) No financial statement schedules for the period January 22, 1999 (date of inception) to December 31, 1999 and for years ended December 31, 2000 and 2001 are required to be filed as part of this Report on Form 10-K.

     (a)(3) List of Exhibits filed in accordance with Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Report on Form 10-K:

Exhibit No                           Document
----------                           --------

3.1           Certificate of Incorporation of NCO Portfolio Management, Inc. (1)

3.2           By-Laws of NCO Portfolio Management, Inc. (1)

10.1 Indenture and Servicing Agreement, dated as of September 1, 1998, by and among Creditrust Funding I LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company. (2)

10.2 Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.3 Amendment No. 2 to Indenture and Servicing Agreement, dated as of March 15, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.4 Amendment No. 3 to Indenture and Servicing Agreement, dated as of December 31, 1999, by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.5 Amendment No. 4 to Indenture and Servicing Agreement, dated as of February 29, 2000 by and among Creditrust Funding I LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.6 Amendment No. 5 to Indenture and Servicing Agreement, dated as of February 20, 2001, among Creditrust Funding I, LLC, Wells Fargo Bank Minnesota, National Association, Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc. (10)

10.7 Indenture and Servicing Agreement, dated as of December 29, 1998, by and among Creditrust SPV98-2, LLC, Norwest Bank Minnesota, National Association, Creditrust Corporation and Asset Guaranty Insurance Company. (3)

10.8 Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 16, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (3)

10.9 Amendment No. 2 to Indenture and Servicing Agreement, dated as of June 1, 1999, by and among Creditrust SPV98-2, LLC, as issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.10 Amendment No. 3 to Indenture and Servicing Agreement, dated as of December 31, 1999, by and among Creditrust SPV98-2, LLC, issuer, Norwest Bank Minnesota, National Association, as trustee, and as backup servicer, Creditrust Corporation, as servicer, and Asset Guaranty Insurance Company, as note insurer. (4)

10.11 Amendment No. 4 to Indenture and Servicing Agreement, dated as of February 20, 2001, among Creditrust SPV98-2, LLC, Wells Fargo Bank Minnesota, National Association, Asset Guaranty Insurance Company, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc. (10)

10.12 Limited Liability Company Agreement of Creditrust SPV98-2, LLC, dated as of December 29, 1998. (3)

10.13 Bridge Loan Agreement dated as of August 2, 1999 among dated as of August 2, 1999 among Creditrust SPV 99-2, LLC, Creditrust SPV 99-2 Capital, Inc., Creditrust Corporation, the Lenders named therein, and Norwest Bank Minnesota, National Association. (5)

10.14 Amendment No. 1 to Bridge Loan Agreement dated as of August 2, 1999 among Creditrust SPV99-2, LLC, CRDT SPV99-2 Capital Inc., Creditrust Corporation, the lenders named therein and Norwest Bank Minnesota, National Association. (6)

10.15 Amendment No. 2 to Bridge Loan Agreement, dated as of February 14, 2001, among Creditrust SPV99-2 Capital, Inc., CRDT SPV99-2 Capital, Inc., the lenders named therein, and Wells Fargo Bank Minnesota, N.A. (10)

10.16 Senior Secured Bridge Note dated August 2, 1999, executed by Creditrust SPV 99-2, LLC. (5)

10.17 Amended and Restated Limited Liability Company Agreement of Creditrust SPV99-2, LLC dated as of March 1, 2000. (7)

10.18 Indenture and Servicing Agreement, dated as of August 31, 1999, by and among Creditrust SPV99-1, LLC, Norwest Bank Minnesota, National Association, and Creditrust Corporation (5)

10.19 Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 14, 2001, among Creditrust SPV 99-1, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc.
              (10)

10.20 Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of August 31, 1999. (5)

10.21 Amendment No. 1 to Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of February 14, 2001, between Creditrust Corporation and GSS Holdings II, Inc. (10)

10.22 Creditrust Corporation Fifth Amended Plan of Reorganization Under Chapter 11 Bankruptcy dated December 21, 2000. (7)

10.23 Second Amended and Restated Agreement and Plan of Merger dated as of September 20, 2000 for the Merger of Creditrust Corporation with and into NCO Portfolio Funding, Inc. (7)

10.24 Fifth Amended Disclosure Statement of Creditrust Corporation dated December 21, 2000. (7)

10.25 Independent Contractor Agreement between NCO Portfolio Funding, Inc. and Joseph K. Rensin. (8)

10.26 Order Confirming Fifth Amended Plan of Reorganization (with Technical Amendments) dated December 21, 2000. (10)

10.27 Amendment No. 1 to Limited Liability Company Agreement, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc. (10)

10.28 Amendment No. 1 to Limited Liability Company Agreement of Creditrust Funding I, LLC, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc. (10)

10.29 Servicing Agreement, dated as of February 14, 2001, between Creditrust Corporation and NCO Financial Systems, Inc. (10)

10.30 Servicing Agreement, dated as of February 20, 2001, among Creditrust SPV99-2, LLC, NCO Financial Systems, Inc. and Wells Fargo Bank. (10)

10.31 Subscription Agreement between NCO Portfolio Management, Inc. and Joseph K. Rensin. (10)

10.32 Subscription Agreement between NCO Portfolio Management, Inc. and Michael J. Barrist. (10)

10.33 Credit Agreement, dated as of February 20, 2001, between NCO Portfolio Management, Inc. and NCO Group, Inc. (10)

10.34         NCO Portfolio Management, Inc. 2000 Stock Option Plan. (9) (10)

10.35 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Michael B. Meringolo. (9) (11)

10.36         Limited Liability Agreement of InoVision-MEDCLR-NCOP Ventures,
              L.L.C. (11)

10.37         Limited Liability Agreement of InoVision-MEDCLR-NCOP-F, L.L.C.
              (11)

10.38         Limited Liability Agreement of InoVision-MECLR-NCOP-NF, L.L.C.
              (11)

10.39 Exclusivity Agreement dated March 9, 2001, by and among Marlin Integrated Capital Holding Corporation, NCO Portfolio Management, Inc. NCO Group, Inc. (11)

10.40 Credit Agreement By and Between InoVision-MEDCLR-NCOP-F, L.L.C. as Borrower and CFSC Capital Corp. XXXIV, as Lender dated as of March 9, 2001 (11)

21.1          List of Subsidiaries. (10)

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

(10) Previously filed as an exhibit to NCO Portfolio Management's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(11)    Filed herewith.

     (b) Reports on Form 8-K.

     NCO Portfolio filed an 8-K on October 1, 2001, Item 5 "Other Events", and
     Item 7 " Financial Statements and Exhibits".
     NCO Portfolio filed an 8-K on November 6, 2001, Item 5 "Other Events", and
     Item 7 " Financial Statements and Exhibits".

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on March 19, 2002.


                           NCO Portfolio Management, Inc.

                           By: /s/ MICHAEL J. BARRIST
                               ----------------------
                               Chairman, Chief Executive Officer, and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated.

            Signature                                Title                                        Date
            ---------                                -----                                        ----
/s/ Michael J. Barrist              Chairman, Chief Executive Officer, and President           March 19, 2002
----------------------              (Principal Executive Officer)
Michael J. Barrist


/s/ Richard J. Palmer               Senior Vice President, Chief Financial                     March 19, 2002
---------------------               Officer and Treasurer
Richard J. Palmer                   (Principal Financial and
                                    Accounting Officer)


/s/ James D. Rosener                Director                                                   March 19, 2002
--------------------
James D. Rosener


/s/ James T. Hunter                 Director                                                   March 19, 2002
-------------------
James T. Hunter


/s/ Jeffrey Schraeder               Director                                                   March 19, 2002
---------------------
Jeffrey Schraeder


/s/ Alan D. Scheinkman              Director                                                   March 19, 2002
----------------------
Alan D. Scheinkman

                                       44