Form 10-Q
period 2002-03-31
NCO PORTFOLIO MANAGEMENT INC
filed 2002-05-14
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 14, 2002 was 13,576,519.

                         NCO PORTFOLIO MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

             Item 1. Consolidated Financial Statements (Unaudited)
                                                                                                                     Page
                         Consolidated Balance Sheets
                         As of December 31, 2001 and March 31, 2002....................................................  3

                         Consolidated Statements of Income
                         For the Three Months Ended March 31, 2001 and 2002............................................  4

                         Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31, 2001 and 2002............................................  5

                         Notes to Consolidated Financial Statements....................................................  6

             Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations........................................................... 13

             Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................ 15

PART II.  OTHER INFORMATION

             Item 1. Legal Proceedings................................................................................. 16

             Item 2. Changes in Securities and Use of Proceeds......................................................... 16

             Item 3. Defaults Upon Senior Securities................................................................... 16

             Item 4. Submission of Matters to a Vote of Shareholders................................................... 16

             Item 5. Other Information................................................................................. 16

             Item 6. Exhibits and Reports on Form 8-K.................................................................. 16

             SIGNATURE................................................................................................. 17

Part 1 - Financial Information
Item 1 - Financial Statements

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                    (Amounts in thousands, except par values)

                                                                                              December 31,         March 31,
                                                                                                 2001                2002
                                                         ASSETS                                                  (Unaudited)
                                                                                            ----------------   -----------------
Cash and cash equivalents                                                                           $ 6,509             $ 9,396
Restricted cash                                                                                       1,125               1,125
Purchased accounts receivable                                                                       136,339             133,527
Investment in securitization                                                                          7,312               7,340
Deferred income taxes                                                                                   992                   -
Deferred costs                                                                                          651                 576
Other assets                                                                                            784               1,065
                                                                                            ----------------   -----------------
          Total assets                                                                            $ 153,712           $ 153,029
                                                                                            ================   =================


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                                  $ 73                $ 46
     Accrued expenses                                                                                 2,861               3,030
     Accrued compensation and related expenses                                                          405                 199
     Notes payable                                                                                   45,379              41,140
     Notes payable - affiliates                                                                      47,130              47,500
     Deferred income taxes                                                                                -                 599
                                                                                            ----------------   -----------------
          Total liabilities                                                                          95,848              92,514
                                                                                            ----------------   -----------------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
        no shares issued and outstanding                                                                  -                   -
     Common stock,  $.01 par value, 35,000 shares authorized,
        13,576 shares issued and outstanding                                                            136                 136
     Additional paid-in capital                                                                      40,826              40,826
     Retained earnings                                                                               16,902              19,553
                                                                                            ----------------   -----------------
          Total stockholders' equity                                                                 57,864              60,515
                                                                                            ----------------   -----------------
Total liabilities and stockholders' equity                                                        $ 153,712           $ 153,029
                                                                                            ================   =================





                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                                   For the Three Months
                                                                      Ended March 31,
                                                            -----------------------------------
                                                                  2001               2002
                                                            ----------------    ---------------
Revenue                                                            $ 12,618           $ 16,270

Operating costs and expenses:
     Payroll and related expenses                                       257                554
     Servicing fee expenses                                           5,651              8,300
     Selling, general, and administrative expenses                      454                566
     Amortization expense                                                24                 75
     Impairment of purchased accounts receivable                          -                797
                                                            ----------------    ---------------
          Total operating costs and expenses                          6,386             10,292
                                                            ----------------    ---------------

Income from operations                                                6,232              5,978

Other income (expense):
     Interest and other income                                           32                131
     Interest expense                                                (1,574)            (1,867)
                                                            ----------------    ---------------
          Total other income (expense)                               (1,542)            (1,736)
                                                            ----------------    ---------------
Income before income tax expense                                      4,690              4,242

Income tax expense                                                    1,759              1,591
                                                            ----------------    ---------------
Net  income                                                         $ 2,931            $ 2,651
                                                            ================    ===============
Net income per share:
     Basic                                                           $ 0.27             $ 0.20
                                                            ================    ===============
     Diluted                                                         $ 0.27             $ 0.20
                                                            ================    ===============

Weighted average shares outstanding:
     Basic                                                           10,756             13,576
     Diluted                                                         10,756             13,576





                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                               For the Three Months
                                                                                                  Ended March 31,
                                                                                        ------------------------------------
                                                                                              2001                2002
                                                                                        ----------------    ----------------
Cash flows from operating activities:
  Net income                                                                                    $ 2,931             $ 2,651
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                                 24                  75
      Impairment of purchased accounts receivable                                                     -                 797
      Income from investment in securitization                                                        -                 (28)
      Equity income from investment in joint venture                                                  -                 (83)
      Changes in operating assets and liabilities, net of acquisition:
        Restricted cash                                                                           2,555                   -
        Deferred income taxes                                                                     2,360               1,591
        Other assets                                                                               (267)                 (1)
        Accounts payable and accrued expenses                                                     1,143                 (64)
                                                                                        ----------------    ----------------
          Net cash provided by operating activities                                               8,746               4,938
                                                                                        ----------------    ----------------

Cash flows from investing activities:
  Purchases of accounts receivable                                                              (13,390)             (9,044)
  Collections applied to principal on purchased accounts receivable                               6,635              11,059
  Investment in joint venture, net                                                                    -                (197)
  Net cash paid for pre-acquisition liabilities and acquisition related costs                   (11,077)                  -
                                                                                        ----------------    ----------------
          Net cash (used in) provided by investing activities                                   (17,832)              1,818
                                                                                        ----------------    ----------------

Cash flows from financing activities:
  Borrowings under NCO Group credit facility                                                     41,550                 370
  Repayment of notes payable                                                                    (24,254)             (4,239)
  Payment of fees to acquire new debt                                                              (875)                  -
  Issuance of common stock                                                                        2,320                   -
                                                                                        ----------------    ----------------
          Net cash provided by (used in) financing activities                                    18,741              (3,869)
                                                                                        ----------------    ----------------

Net increase in cash and cash equivalents                                                         9,655               2,887

Cash and cash equivalents at beginning of period                                                      -               6,509
                                                                                        ----------------    ----------------

Cash and cash equivalents at end of period                                                      $ 9,655             $ 9,396
                                                                                        ================    ================




                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A - Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States. NCO Portfolio has funded its purchased accounts receivable through internal cash flows and financing from NCO Group, Inc. ("NCO Group" or the "Parent"). NCO Portfolio was a wholly owned subsidiary of NCO Group, Inc. until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). In connection with the Merger, NCO Portfolio became a publicly traded company (NASDAQ: NCPM). Included in the statement of income are the results of operations of the net assets acquired in the Merger with Creditrust for the period from February 21, 2001 through March 31, 2001 and the quarter ended March 31, 2002.

NCO Group owns approximately 63% of the outstanding NCO Portfolio common stock, subject to certain adjustments. As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed a wholly owned subsidiary of NCO Group, NCO Financial Systems, Inc. ("NCOF") as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. Additionally, NCO Group amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank") to provide a $50 million credit facility to NCO Portfolio in the form of a sub-facility (See Note H).

Note B - Summary of Significant Accounting Policies

Basis of Accounting

The financial statements and disclosures included herein for the three months ended March 31, 2001and 2002 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Two affiliates that the Company does not control are InoVision-MEDCLR-NCOP Ventures, LLC and Creditrust SPV98-2, LLC ("SPV 98-2") (See Note E).

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. Two securitizations that are accounted for as secured borrowings have provisions that restrict NCO Portfolio's use of cash. Restricted cash as of March 31, 2002 and 2001was $1.1 million.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Summary of Significant Accounting Policies (Continued)

Purchased Accounts Receivable

NCO Portfolio accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of the American Institute of Certified Public Accountants' Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive static pools. Static pools are established with accounts having similar attributes. Typically, each static pool consists of an individual acquisition of accounts. Once a static pool is established, the accounts in the pool are not changed. Proceeds from the sale of accounts within a static pool are accounted for as collections in that static pool. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding static pools. The discount between the cost of each static pool and the face value of the static pool is not recorded since NCO Portfolio expects to collect a relatively small percentage of each static pool's face value.

Each static pool is initially recorded at cost. Collections on the static pools are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each static pool. The IRR for each static pool is estimated based on the expected monthly collections over the estimated economic life of each static pool (generally five years, based on NCO Portfolio's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each static pool's effective IRR applied to each static pool's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the static pool, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the static pool may be increased for the difference between the revenue accrual and collections.

To the extent the estimated future cash flow increases or decreases from the expected level of collections, NCO Portfolio prospectively adjusts the IRR accordingly. If the carrying value of a particular static pool exceeds its expected future cash flows, a charge to income would be recognized in the amount of such impairment. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the carrying value recorded. After the impairment of a static pool, no income is recorded on that static pool and collections are recorded as a return of capital until the full carrying value of the static pool has been recovered. The estimated IRR for each static pool is based on estimates of future cash flows from collections, and actual cash flows will vary from current estimates. The difference could be material.

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

On an ongoing basis, the Company compares the historical trends of each static pool to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular static pool's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one year. (See note D)

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Summary of Significant Accounting Policies (Continued)

Investments in Debt and Equity Securities

NCO Portfolio accounts for investments, such as the investment in securitization, SPV 98-2, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. NCO Portfolio records its investment in securitization as an available for sale debt security. Such security is recorded at fair value, and unrealized gains and losses, net of taxes, are not reflected in income but are recorded as other comprehensive income in stockholders' equity until realized. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to earnings as an impairment and results in the establishment of a new cost basis for the security.

The investment in securitization represents the residual interest in a securitized pool of purchased accounts receivable acquired in the Merger. The investment in securitization accrues interest at an effective yield (IRR), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). The cost of this investment approximates fair value at March 31, 2002. (See note E)

Income Taxes

NCO Portfolio was included in NCO Group's consolidated Federal income tax return prior to the effective date of the Merger. Effective for periods after consummation of the Merger, NCO Portfolio will file its own Federal income tax return. The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

The static pools of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular static pool is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized over the life of the static pool. Deferred tax liabilities arise from deferrals created during the early stages of the static pool. These deferrals reverse after the cost basis of the static pool is recovered. In general, the creation of new tax deferrals from future purchases of static pools are likely to offset the reversal of the deferrals from static pools where the collections have become fully taxable.

Deferred Costs

NCO Portfolio capitalized legal and professional fees incurred in connection with its establishment of the NCO Group credit sub-facility. The costs are being amortized over the term of the facility (three years).

Stock Split

In February 2001, the Board of Directors of NCO Portfolio declared an 8,599-for-one stock split. Share amounts for all periods presented have been adjusted to reflect the stock split. The stated par value of each common share was changed from $1 to $.01.

Note C - Earnings per Share

There were 460,000 and 581,000 options outstanding to purchase shares of common stock at March 31, 2001 and 2002, respectively. None of the options were dilutive, and they have been excluded from the computation of earnings per common share.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note D - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer accounts receivable at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2001, and for the three months ended March 31, 2002 (amounts in thousands):

                                                                                                  2001             2002
                                                                                                  ----             ----
Balance, at beginning of period.............................................................   $   31,480       $ 136,339
                  Purchased accounts receivable acquired from the Merger....................       93,518              --
                  Purchases of accounts receivable..........................................       48,149           9,044
                  Collections on purchased accounts receivable..............................      (97,088)        (27,329)
                  Revenue recognized........................................................       62,929          16,270
                  Impairment of purchased accounts receivable...............................       (2,649)           (797)
                                                                                             ------------    ------------

Balance, at end of period...................................................................    $ 136,339       $ 133,527
                                                                                                =========       =========

During the three months ended March 31, 2002, an impairment of $797,000 was recorded as a charge to income on static pools where the carrying values exceeded the expected future cash flows. No revenue will be recorded on these static pools until their carrying values have been fully recovered. As of March 31, 2001, the combined carrying values on all impaired static pools aggregated $7.4 million, or 5.5% of purchased accounts receivable, representing their net realizable value. No impairment was recorded in the three months ended March 31, 2001.

Note E - Investments in Unconsolidated Subsidiaries

NCO Portfolio owns a 100% retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. SPV 98-2 issued a note that is due in January 2004 and had a balance of $4.7 million as of March 31, 2002. The retained interest represents the present value of the residual interest in SPV 98-2 using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of March 31, 2002, the investment in SPV 98-2 was $7.3 million, composed of $4 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in SPV 98-2 based on the discounted cash flows. NCO Portfolio recorded $28,000 in income on this investment for the quarter ended March 31, 2002. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against the Warehouse Facility (See Note F).

NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). This Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. NCO Portfolio and IMNV each have an investment in the Joint Venture of $854,000 as of March 31, 2002. Included in the Statement of Income, in "other income," is $83,000, representing the Company's 50% share of operating income from this unconsolidated subsidiary for the quarter ended March 31, 2002. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio and IMNV. The following table summarizes the financial information of the Joint Venture as of and for the quarter ended March 31, 2002 (amounts in thousands):

                 Total assets.....................................................                   $ 6,150
                 Total liabilities................................................                   $ 4,467
                 Revenue..........................................................                   $ 1,860
                 Net income.......................................................                   $   166

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F - Notes Payable

NCO Portfolio assumed three securitized notes payable in connection with the Merger. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse to the Company and NCO Group, is secured by a pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Merger, the trustee appointed NCOF as the successor servicer for each static pool of purchased accounts receivable. When the notes payable were established, a separate non-recourse special purpose finance subsidiary was created to house the assets and issue the debt. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus .65% per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of March 31, 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $257,000 and $167,000 for the period from February 21, 2001, to March 31, 2001, and the quarter ended March 31, 2002, respectively. As of March 31, 2002, the amount outstanding on the facility was $17.1 million. The note insurer, Radian Group, Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when cash reserves and residual cash flows from another securitization, SPV 98-2, are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carries interest at 9.43% per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. A $225,000 liquidity reserve is included in restricted cash as of March 31, 2002, and is restricted as to use until the facility is retired. Interest expense and trustee fees aggregated $141,000 and $52,000 for the period from February 21, 2001, to March 31, 2001 and the quarter ended March 31, 2002, respectively. As of March 31, 2002, the amount outstanding on the facility was $1.2 million.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15% per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $421,000 and $876,000 for the period from February 21, 2001, to March 31, 2001 and the quarter ended March 31, 2002, respectively. As of March 31, 2002, the amount outstanding on the facility was $22.8 million.

Note G - Commitments and Contingencies

Forward-Flow Agreement

NCO Portfolio currently has a "forward-flow" agreement with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of March 31, 2002, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month through May 2002. We are currently in negotiations with the seller to possibly extend the forward-flow agreement.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note H - Related Party Transactions

Servicing Fees

As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCOF as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. NCO Portfolio pays NCOF to perform collection services for its purchased accounts receivable. NCOF is paid a commission ranging from 20% to 40% depending on the nature of the accounts. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCOF amounted to $5.4 million and $8.3 million for the three months ended March 31, 2001 and 2002, respectively.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the quarters ended March 31, 2001 and 2002. NCO Portfolio reimburses NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $45,000 for the three months ended March 31, 2001 and 2002, respectively.

Notes Payable, Affiliate

Prior to the Merger, NCO Portfolio borrowed money from NCO Group to finance the purchase of accounts receivable and to fund certain operating costs, and remitted all cash collections to NCO Group. Effective with the Merger, all collections are remitted to NCO Portfolio, net of the applicable servicing fees. NCO Portfolio was charged interest on the net outstanding note balance using a weighted average interest rate of 10.2% for the period from January 1, 2001 to February 20, 2001. Interest expense of $379,000 was recorded for the period from January 1, 2001 to February 20, 2001.

NCO Group Credit Facility

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until maturity, and 50% of the net proceeds received from any offering of debt or equity. As of March 31, 2002, there was $57.8 million available under the revolving credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a credit agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Citizens Bank to secure its borrowings under the $50 million sub-facility. The balance under the revolving sub-facility will become due on May 20, 2004 ("Maturity Date"). The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. The maximum borrowing capacity on the sub-facility was reduced to $47.5 million as of March 31, 2002. The NCO Group credit agreement and the NCO Portfolio sub-facility contain certain financial covenants such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2002, NCO Group and NCO Portfolio were in compliance with all of the financial covenants.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note H - Related Party Transactions (Continued)

NCO Group Credit Facility (Continued)

The sub-facility carries interest at 2% over NCO Group's underlying rate from Citizens Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.75% at March 31, 2002), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.88% at March 31, 2002). The sub-facility contains a provision which provides Citizens Bank with an additional commitment fee of 0.25% per quarter commencing August 20, 2001. This charge will continue until the sub-facility is reduced to $25 million. NCO Portfolio was charged an additional 0.25% per quarter on the full commitment for the quarter ended March 31, 2002, which is included as part of interest expense. NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of March 31, 2002, the outstanding balance under the sub-facility was $47.5 million. Interest expense for the period from February 21, 2001 to March 31, 2001 and the quarter ended March 31, 2002 amounted to $407,000 and $830,000, respectively.

Note I - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the three months ended March 31, 2001 and 2002 (amounts in thousands):

                                                                                             2001               2002
                                                                                             ----               ----
Cash paid for interest............................................................         $     941          $ 1,831
Non-cash investing and financing activities:
       Common stock issued for Creditrust acquisition.............................         $  24,058          $    --
       Fair value of assets acquired in Merger....................................         $ 123,978          $    --
       Liabilities assumed in the Merger..........................................         $ 109,394          $    --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report on Form 10Q, including, without limitation, statements as to the Company's or management's outlook as to financial results in 2002 and beyond, statements as to the effects of the terrorist attacks and the economy on the Company's business, statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10Q, other than historical facts, are forward-looking statements, as such term is defined in the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, are subject to change at any time, and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. In addition to the factors discussed above, certain other factors, including without limitation, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased accounts receivable, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to regulatory oversight, risks related to the retention of its senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company, risks related to the dependency on NCO Group for collections, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10K, filed on March 19, 2002, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Richard J. Palmer, Senior Vice President, Finance/CFO, NCO Portfolio Management, Inc., 1705 Whitehead Road, Baltimore, MD 21207.

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2002

Revenue. Total revenue increased $3.7 million, or 29.4%, from $12.6 million for the three months ended March 31, 2001 to $16.3 million for the three months ended March 31, 2002. The increase in revenue was attributable to revenue associated with the purchase of $42.9 million in accounts receivable over the twelve-month period since March 31, 2001. Additionally, the quarter ended March 31, 2001 includes a partial period of revenue earned on the accounts receivable acquired in the Merger on February 20, 2001. Revenue is calculated using the effective interest method, and is directly related to the carrying value of purchased accounts receivable. Collections on purchased accounts receivable increased $8.5 million, or 41.5%, from $20.4 million for the three months ended March 31, 2001 to $28.9 million for the three months ended March 31, 2002. Revenue as a percentage of collections was 62% and 56% for the three months ended March 31, 2001 and 2002, respectively.

Revenue as a percentage of collections can fluctuate period over period due to a number of factors including:
         (i) the relative under or over achievement of actual collections versus the established estimates. Actual collections exceeding estimates will tend to lower the percentage because revenue is not impacted at the same rate as the change in collections due to the effective interest method of computing revenue, and conversely, not meeting collection estimates will tend to increase the percentage;
          (ii) the differences in the composition of static pools at a point in time in their life cycle. Over the life cycle of a static pool, the percentage will fluctuate due to the variable collection stream. However, in the aggregate, the percentage of collections recognized as revenue should approximate the lifetime profit recognized and the remainder is amortized as a return of capital;
         (iii) the composition of the targeted IRRs present in all of the static pools combined. Fresher purchased accounts receivable (static pools with few or no placements to collection agencies prior to purchase) generally have lower IRRs than purchased accounts receivable that have been placed with multiple collection agencies prior to purchase. Fresher accounts receivable typically cost more. However, net of servicing fees, lower IRRs are offset by lower costs to collect, resulting in similar targeted net returns; and finally,
          (iv) collection trends will increase or decrease our expected IRR. Increases or decreases in collections have the effect of raising or lowering (within specified parameters) the future projections on all static pools, which translates into higher or lower IRRs, and in turn, affects the percentage of collections recognized as revenue.

Revenue as a percentage of collections for this quarter declined principally due to changes in the composition of purchased accounts receivable in 2002 versus 2001. Purchased accounts receivable acquired in, and subsequent to, the Merger were acquired at a lower IRR compared to accounts receivable purchased prior to the Merger. Purchases of accounts receivable made in the latter half of 2001 and continuing into 2002 have returns that have been targeted lower at the time of acquisition due to the tougher economic climate facing us in the near term. Finally, the overall percentage was lowered due to a slow down in collections as a result of the softening economic climate in the last two quarters of 2001 and the first quarter of 2002. Decreases in collections had the effect of lowering the future projections on most static pools, which translated to lower revenue in the current period.

Additionally, static pools with $7.4 million in carrying value, or 5.5% of purchased accounts receivable, as of March 31, 2002 were impaired and placed on cost recovery. Accordingly, no revenue was recorded on these static pools after their impairment, equating to a lower ratio of revenue to collections. See impairment of purchased accounts receivable section below.

Payroll and related expenses. Payroll and related expenses increased from $257,000 for the three months ended March 31, 2001 to $554,000 for the three months ended March 31, 2002. The increase was attributable to an increase in personnel as of the date of the Merger, which occurred in the middle of the quarter ended 2001. Payroll and related expenses after the Merger increased as additional staffing was needed to operate as an independent public company and to manage a significant increase in purchased accounts receivable from the Merger and internal growth.

Servicing fee expenses. Servicing fee expenses increased $2.6 million, or 45.6%, from $5.7 million for the three months ended March 31, 2001 to $8.3 million for the three months ended March 31, 2002. Servicing fees are paid as a commission on collections, and include contingency legal fees. The increase in servicing fee expenses is directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections was 27.7% and 28.7% for the quarters ended March 31, 2001 and 2002, respectively. Included therein are servicing fees paid to NCOF which totaled $5.4 million and $8.3 million for the three months ended March 31, 2001 and 2002, respectively. Servicing fees as a percentage of collections increased slightly from 2001 to 2002 as the composition of accounts receivable under management has changed and aged over the past twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger. The accounts receivable acquired in the Merger were generally older and had been through multiple placements to collection agencies, and had demonstrated a track record of producing a stream of cash flows. Accordingly, the servicing fees agreed to in the ten-year servicing agreement were lower than would be the case for comparably aged accounts receivable. As collections on accounts receivable acquired in the Merger decrease over time (those having lower servicing fee rates), and collections on new purchases increase due to increased purchases (those having higher servicing rates), the blended servicing fees from all accounts receivable under management will increase. Further, NCOF may outsource collections to attempt to offset negative economic trends, to test itself, and generally to augment resources. The cost of outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $112,000, or 24.7%, from $454,000 for the period ended March 31, 2001 to $566,000 for the period ended March 31, 2002. Selling, general and administrative expenses consist primarily of court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being a separate public company. Accordingly, no selling, general and administrative expenses were incurred prior to the Merger, which occurred on February 20, 2001.

Impairment of purchased accounts receivable. On an ongoing basis, static pools are reviewed to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to recover the remaining carrying value of a static pool, an impairment has occurred and the static pool must be written down to its net realizable value. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value recorded. Once a static pool is impaired, no revenue will be recorded until the carrying value has been fully recovered. During the first quarter of 2002, we recorded an impairment charge of $797,000. The combined remaining carrying value on impaired static pools aggregated $7.4 million, or 5.5% of purchased accounts receivable, as of March 31, 2002. No impairments were recorded in the same quarter of 2001.

Other income (expense). Other income (expense) consisted principally of interest expense and increased $200,000, or 13.3%, from $1.5 million for the period ended March 31, 2001 to $1.7 million for the period ended March 31, 2002. This increase was principally attributable to an increase in interest expense as a result of $65.3 million in debt incurred and assumed in connection with the Merger, as well as increased borrowings from the NCO Group sub-facility to fund the purchase of accounts receivable in the last three quarters of 2001 and the first quarter of 2002. Interest expense would have been greater had the cost of borrowing not decreased dramatically during 2001 on certain floating rate notes. Offsetting interest expense, included in other income, is $111,000 of income from two unconsolidated subsidiaries. We own a 100% interest in a securitization trust, SPV 98-2, acquired in connection with the Merger, and a 50% interest in a joint venture accounted for under the equity method. There was no material income from these investments in the first quarter of 2001.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the three months ended March 31, 2001 and 2002. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Cash payments for taxes are deferred due principally to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting. Prior to the Merger, we were included in the consolidated tax return of NCO Group.

Liquidity and Capital Resources

Historically, we have derived all of our cash flow from collections on purchased accounts receivable and borrowings from NCO Group. Effective with the Merger, we entered into a credit agreement with NCO Group which provides us with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. The balance on the sub-facility as of March 31, 2002 was $47.5 million with no available credit.

The debt service requirements associated with borrowings under our secured credit facilities and the mandatory reductions on our revolving sub-facility have increased liquidity requirements. The sub-facility provides for mandatory reductions of $2.5 million per quarter starting March 31, 2002, increasing to $3.75 million per quarter starting March 31, 2003 until the sub-facility is reduced to $25 million. However, we anticipate that cash flows from operations will be sufficient to fund all mandatory reductions on the sub-facility, secured debt, operating expenses, interest expense and future purchases of accounts receivable including our existing forward-flow agreement. Cash flows from operations are directly related to the amount of collections actually received. Estimates are used to forecast collections and revenue. A decrease in cash flows from operations due to a decrease in collections from changes in the economy or the performance of NCOF as service provider, may require us to reduce the amount of accounts receivable purchased. The effect of reduced accounts receivable purchases would be a reduction in planned collections and revenue in the periods affected.

Cash Flows from Operating Activities. Net cash provided by operating activities was $8.7 million for the period ended March 31, 2001, compared to $4.9 million for the period ended March 31, 2002. The decrease in cash and cash equivalents provided by operations was principally attributable to activity included in 2001 that was non-recurring in nature. In 2001, cash provided by operating activities included approximately $2.6 million in restricted cash that was used to pay down debt pursuant to the Merger and $1.1 million from increases in accounts payable and accrued expenses related to ongoing recurring costs associated with the management of the accounts receivable acquired in the Merger.

Cash Flows from Investing Activities. Net cash used in investing activities was $17.8 million for the period ended March 31, 2001, compared to $1.8 million cash provided by investing activities for the period ended March 31, 2002. Cash used in or provided by investing activities is a function of the amount of accounts receivable purchased, offset by collections applied to principal on purchased accounts receivable. Collections applied to principal on purchased accounts receivable is the difference between collections and revenue. Cash purchases of accounts receivable were $13.4 million and $9 million in the periods ended March 31, 2001 and 2002, respectively, while the amount of collections applied to principal on purchased accounts receivable were $6.6 million and $11.1 million for the periods ended March 31, 2001 and 2002, respectively. Additionally, in 2002, cash of $197,000 was used for the purchase of accounts receivable through the investment in joint venture, and in the period ended March 31, 2001, there were $11.1 million of pre-acquisition liabilities and related costs paid in connection with the Merger that were non-recurring in 2002.

Cash Flows from Financing Activities. Net cash provided by financing activities was $18.7 million for the period ended March 31, 2001, compared to $3.9 million cash used in financing activities for the period ended March 31, 2002. Total borrowings for the period ended March 31, 2002 were $370,000 offset by $4.2 million payment on notes payable versus borrowings in 2001 of $41.6 million and payments on notes payable of $24.3 million. Borrowings in 2001 included the initial cost of the Merger, and repayments included the paydown of certain notes payable and revolving credit facilities in connection with the Merger. Borrowings in 2002 were limited to $370,000 as the borrowing capacity on the sub-facility was maximized. Additionally, in 2001, there was $2.3 million in proceeds from the issuance of common stock at the time of the Merger, and $875,000 in fees paid to secure the NCO Group sub-facility, both of which were not repeated in 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. We retain an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. This investment exposes us to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by us in the fair value calculations would not have a material impact on our balance sheet as of March 31, 2002. There would be no impact on our future cash flows. We do not invest in derivative financial or commodity instruments.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2001 and 2002.

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

None - not applicable

Item 5. Other Information

None - not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

10.41 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Michael J. Barrist.
10.42 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Richard J. Palmer.
10.43 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Joshua Gindin.
10.44 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Steven L. Winokur.

(B) Reports on Form 8-K

NCO Portfolio filed an 8-K on February 22, 2002 Item 5 "Other Events", and Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on May 14, 2002.

                                    NCO PORTFOLIO MANAGEMENT, INC.

                                    By: /s/ RICHARD J. PALMER
                                    -------------------------
                                    Richard J. Palmer
                                    Senior Vice President, Finance and Treasurer