Form 10-Q
period 2002-06-30
NCO PORTFOLIO MANAGEMENT INC
filed 2002-08-14
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of August 14, 2002 was 13,576,519.

                         NCO PORTFOLIO MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                                                                            Page
             Item 1. Consolidated Financial Statements (Unaudited)
                         Consolidated Balance Sheets
                         As of December 31, 2001 and June 30, 2002..........................................  3

                         Consolidated Statements of Income
                         For the Three and Six Months Ended June 30, 2001 and 2002..........................  4

                         Consolidated Statements of Cash Flows
                         For the Six Months Ended June 30, 2001 and 2002....................................  5

                         Notes to Consolidated Financial Statements.........................................  6

             Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations................................................ 13

             Item 3. Quantitative and Qualitative Disclosures about Market Risk............................. 17

PART II.  OTHER INFORMATION

             Item 1. Legal Proceedings...................................................................... 18

             Item 2. Changes in Securities and Use of Proceeds.............................................. 18

             Item 3. Defaults Upon Senior Securities........................................................ 18

             Item 4. Submission of Matters to a Vote of Shareholders........................................ 18

             Item 5. Other Information...................................................................... 18

             Item 6. Exhibits and Reports on Form 8-K....................................................... 18

             SIGNATURE...................................................................................... 19

Part 1 - Financial Information
Item 1 - Financial Statements

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                    (Amounts in thousands, except par values)

                                                                            December 31,      June 30,
                                                                               2001            2002
                                               ASSETS                                       (Unaudited)
                                                                            ------------    -----------
Cash and cash equivalents                                                     $  6,509        $  8,326
Restricted cash                                                                  1,125             900
Purchased accounts receivable                                                  136,339         128,241
Investment in securitization                                                     7,312           7,387
Deferred income taxes                                                              992            --
Deferred costs                                                                     651             501
Other assets                                                                       784           1,666
                                                                              --------        --------
          Total assets                                                        $153,712        $147,021
                                                                              ========        ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                         $     73        $     75
     Accrued expenses                                                            2,861           2,046
     Accrued compensation and related expenses                                     405             397
     Notes payable                                                              45,379          38,376
     Notes payable - affiliates                                                 47,130          42,250
     Deferred income taxes                                                        --             1,635
                                                                              --------        --------
          Total liabilities                                                     95,848          84,779
                                                                              --------        --------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
        no shares issued and outstanding                                          --              --
     Common stock,  $.01 par value, 35,000 shares authorized,
        13,576 shares issued and outstanding                                       136             136
     Additional paid-in capital                                                 40,826          40,826
     Retained earnings                                                          16,902          21,280
                                                                              --------        --------
          Total stockholders' equity                                            57,864          62,242
                                                                              --------        --------
Total liabilities and stockholders' equity                                    $153,712        $147,021
                                                                              ========        ========

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                            For the Three Months              For the Six Months
                                                                Ended June 30,                   Ended June 30,
                                                          -------------------------         -------------------------
                                                            2001             2002             2001             2002
                                                          --------         --------         --------         --------
Revenue                                                   $ 17,916         $ 14,108         $ 30,534         $ 30,378

Operating costs and expenses:
     Payroll and related expenses                              551              549              808            1,103
     Servicing fee expenses                                  7,695            8,064           13,346           16,364
     Selling, general, and administrative expenses             641              806            1,095            1,372
     Amortization expense                                       76               75              100              150
     Impairment of purchased accounts receivable               463              401              463            1,198
                                                          --------         --------         --------         --------
          Total operating costs and expenses                 9,426            9,895           15,812           20,187
                                                          --------         --------         --------         --------

Income from operations                                       8,490            4,213           14,722           10,191

Other income (expense):
     Interest and other income                                  86              303              118              434
     Interest expense                                       (2,299)          (1,752)          (3,873)          (3,619)
                                                          --------         --------         --------         --------
          Total other income (expense)                      (2,213)          (1,449)          (3,755)          (3,185)
                                                          --------         --------         --------         --------
Income before income tax expense                             6,277            2,764           10,967            7,006

Income tax expense                                           2,354            1,037            4,113            2,628
                                                          --------         --------         --------         --------

Net  income                                               $  3,923         $  1,727         $  6,854         $  4,378
                                                          ========         ========         ========         ========

Net income per share:
     Basic                                                $   0.29         $   0.13         $   0.56         $   0.32
                                                          ========         ========         ========         ========
     Diluted                                              $   0.29         $   0.13         $   0.56         $   0.32
                                                          ========         ========         ========         ========

Weighted average shares outstanding:
     Basic                                                  13,576           13,576           12,166           13,576
     Diluted                                                13,576           13,579           12,166           13,578

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                        For the Six Months
                                                                                           Ended June 30,
                                                                                     -------------------------
                                                                                       2001             2002
                                                                                     --------         --------
Cash flows from operating activities:
  Net income                                                                         $  6,854         $  4,378
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                      100              150
      Impairment of purchased accounts receivable                                         463            1,198
      Income from investment in securitization                                           --                (75)
      Equity income from investment in joint venture                                     --               (303)
      Changes in operating assets and liabilities, net of acquisition:
        Restricted cash                                                                 2,555              225
        Deferred income taxes                                                           4,113            2,628
        Other assets                                                                      466              (38)
        Accounts payable and accrued expenses                                          (1,146)            (816)
                                                                                     --------         --------
          Net cash provided by operating activities                                    13,405            7,347
                                                                                     --------         --------

Cash flows from investing activities:
  Purchases of accounts receivable                                                    (26,253)         (16,026)
  Collections applied to principal on purchased accounts receivable                    15,744           23,275
  Investment in joint venture, net                                                       --               (542)
  Net cash paid for pre-acquisition liabilities and acquisition related costs         (11,077)            --
                                                                                     --------         --------
          Net cash (used in) provided by investing activities                         (21,586)           6,707
                                                                                     --------         --------

Cash flows from financing activities:
  Borrowings (repayments) under NCO Group credit facility, net                         43,230           (4,880)
  Repayment of notes payable                                                          (30,034)          (7,357)
  Payment of fees to acquire new debt                                                    (900)            --
  Issuance of common stock                                                              2,320             --
                                                                                     --------         --------
          Net cash provided by (used in) financing activities                          14,616          (12,237)
                                                                                     --------         --------

Net increase in cash and cash equivalents                                               6,435            1,817

Cash and cash equivalents at beginning of period                                         --              6,509
                                                                                     --------         --------

Cash and cash equivalents at end of period                                           $  6,435         $  8,326
                                                                                     ========         ========

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A - Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States. NCO Portfolio has funded its purchased accounts receivable through internal cash flows and financing from NCO Group, Inc. ("NCO Group" or the "Parent"). NCO Portfolio was a wholly owned subsidiary of NCO Group, Inc. until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). In connection with the Merger, NCO Portfolio became a publicly traded company (NASDAQ: NCPM). Included in the statements of income are the results of operations of the net assets acquired in the Merger with Creditrust for the period from February 21, 2001 through June 30, 2001 and for the six months ended June 30, 2002.

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

Note B - Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements and disclosures included herein for the three and six months ended June 30, 2001 and 2002 are unaudited. These consolidated financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

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

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. Two securitizations that are accounted for as secured borrowings have provisions that restrict NCO Portfolio's use of cash. During the three month period ended June 30, 2002, one of the securitization notes payable was retired, and the corresponding restricted cash of $225,000 was returned to the Company. Restricted cash as of June 30, 2001 and 2002 was $1.1 million and $900,000, respectively.

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

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount and timing of future cash flows expected from each static pool. The estimated future cash flow of each static pool is used to compute the IRR for the static pool. The IRR is used to allocate cash flow between revenue and amortization of the carrying values of the purchased accounts receivable.

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

The investment in securitization represents the residual interest in a securitized pool of purchased accounts receivable acquired in the Merger. The investment in securitization accrues interest at an effective yield (IRR), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). The carrying cost of this investment approximates fair value at June 30, 2002. (See note E)

Income Taxes

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

                         NCO PORTFOLIO MANAGEMENT, INC.

Note C - Earnings per Share

Basic earnings per share ("EPS") was computed by dividing the net income for the three and six months ended June 30, 2001 and 2002, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the net income for the three and six months ended June 30, 2001 and 2002, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options have been utilized in calculating diluted net income per share only when their effect would be dilutive. There were 460,000 and 593,000 options outstanding to purchase shares of common stock at June 30, 2001 and 2002, respectively.

The reconciliation of basic to diluted weighted average shares outstanding for the three and six months ended June 30, 2001 and 2002 was as follows (amounts in thousands):

                               For the three months ended       For the six months ended
                                        June 30,                        June 30,
                               --------------------------       ------------------------
                                   2001        2002                2001          2002
                                  ------      ------              ------        ------
Basic                             13,576      13,576              13,576        13,576
Dilutive effect of options          --             3                --               2
                                  ------      ------              ------        ------
Diluted                           13,576      13,579              13,576        13,578
                                  ======      ======              ======        ======

Note D - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer accounts receivable at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2001, and for the six months ended June 30, 2002 (amounts in thousands):

                                                                                   2001              2002
                                                                                   ----              ----
Balance, at beginning of period ...........................................     $  31,480         $ 136,339
                  Purchased accounts receivable acquired from the Merger           93,518              --
                  Purchases of accounts receivable ........................        48,149            16,375
                  Collections on purchased accounts receivable ............       (97,088)          (53,653)
                  Revenue recognized ......................................        62,929            30,378
                  Impairment of purchased accounts receivable .............        (2,649)           (1,198)
                                                                                ---------         ---------

Balance, at end of period .................................................     $ 136,339         $ 128,241
                                                                                =========         =========

During the three months ended June 30, 2001 and 2002, an impairment of $463,000 and $401,000, respectively, was recorded as a charge to income on static pools where the carrying values exceeded the expected future cash flows. For the six months ended June 30, 2001 and 2002, an impairment of $463,000 and $1.2 million, respectively, was recorded as a charge to income. No revenue will be recorded on these static pools until their carrying values have been fully recovered. As of June 30, 2002, the combined carrying values on all impaired static pools aggregated $8.3 million, or 6.5% of purchased accounts receivable, representing their net realizable value.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note E - Investments in Unconsolidated Subsidiaries

NCO Portfolio owns a 100% retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. SPV 98-2 issued a note that is due the earlier of January 2004 or satisfaction of the note from collections, and had an outstanding balance of $3.8 million as of June 30, 2002. The retained interest represents the present value of the residual interest in SPV 98-2 using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of June 30, 2002, the investment in SPV 98-2 was $7.4 million, composed of $4.1 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in SPV 98-2 based on the discounted cash flows. NCO Portfolio recorded $47,000 and $75,000 of income on this investment for the three and six months ended June 30, 2002, respectively. The cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against the Warehouse Facility (See Note F).

NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). This Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. NCO Portfolio and IMNV each have an investment in the Joint Venture of approximately $1.4 million as of June 30, 2002. Included in the Statement of Income, in "other income," is $220,000 and $303,000 for the three and six months ended June 30, 2002, respectively, representing the Company's 50% share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all static pools in which the lender participates, and is non-recourse to NCO Portfolio and IMNV. The following table summarizes the financial information of the Joint Venture as of and for the six months ended June 30, 2002 (amounts in thousands):

       Total assets......................................        $ 7,187
       Total liabilities.................................        $ 4,220
       Revenue...........................................        $ 4,192
       Net income........................................        $   606

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

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of June 30, 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $318,000 and $160,000 for the three months ended June 30, 2001 and 2002, respectively. Interest expense, trustee fees and guarantee fees aggregated $473,000 and $328,000 for the period from February 21, 2001 to June 30, 2001 and the six months ended June 30, 2002, respectively. As of June 30, 2002, $16.4 million was outstanding on this facility. The note insurer, Radian Asset Assurance, Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when cash reserves and residual cash flows from another securitization, SPV 98-2, are posted as additional collateral for this facility.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F - Notes Payable (Continued)

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carried interest at 9.43% per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. In May 2002, the note was paid off, and the $225,000 liquidity reserve was returned to the Company. Interest expense and trustee fees aggregated $257,000 and $3,000 for the three months ended June 30, 2001 and 2002, respectively. Interest expense and trustee fees aggregated $398,000 and $56,000 for the period from February 21, 2001 to June 30, 2001 and for the six months ended June 30, 2002, respectively.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15% per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $1 million and $832,000 for the three months ended June 30, 2001 and 2002, respectively. Interest expense and trustee fees aggregated $1.4 million and $1.7 million for the period from February 21, 2001 to June 30, 2001 and for the six months ended June 30, 2002, respectively. As of June 30, 2002, $21.6 million was outstanding on this facility.

Note G - Commitments and Contingencies

Forward-Flow Agreement

NCO Portfolio currently has a "forward-flow" agreement with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of June 30, 2002, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month through August 2002, with an option to renew for three additional three-month terms. A portion of the purchase price is deferred for twelve months including a nominal rate of interest. As of June 30, 2002, the total deferred amount under this forward-flow agreement was $353,000, which is included in notes payable on the balance sheet.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note H - Related Party Transactions

Servicing Fees

As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCOF as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. NCO Portfolio pays NCOF to perform collection services for its purchased accounts receivable. NCOF is paid a commission ranging from 20% to 40% depending on the nature of the accounts. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCOF amounted to $7.7 million and $8.1 million for the three months ended June 30, 2001 and 2002, respectively. Servicing fees paid to NCOF amounted to $13.1 million and $16.4 million for the six months ended June 30, 2001 and 2002, respectively.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the three and six months ended June 30, 2001 and 2002. NCO Portfolio reimburses NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $45,000 and 90,000 for the three and six months ended June 30, 2001 and 2002, respectively.

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

NCO Group Credit Facility

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $6.3 million on March 31, 2001, subsequent quarterly reductions of $5.2 million until maturity, and 50% of the net proceeds received from any offering of debt or equity. As of June 30, 2002, there was $64.8 million available under the revolving credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a credit agreement with NCO Group, which provides NCO Portfolio with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Citizens Bank to secure its borrowings under the $50 million sub-facility. The balance under the revolving sub-facility will become due on May 20, 2004 ("Maturity Date"). The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. The maximum borrowing capacity on the sub-facility was reduced to $45 million as of June 30, 2002. The NCO Group credit agreement and the NCO Portfolio sub-facility contain certain financial covenants such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. As of June 30, 2002, NCO Group and NCO Portfolio were in compliance with all of the financial covenants.

The sub-facility carries interest at 2% over NCO Group's underlying rate from Citizens Bank, of which 1% is paid to the bank and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.75% at June 30, 2002), or LIBOR plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.84% at June 30, 2002). The sub-facility contains a provision which provides Citizens Bank with an additional commitment fee of 0.25% per quarter commencing August 20, 2001. This charge will continue until the sub-facility is reduced to $25 million. NCO Portfolio was charged an additional 0.25% per quarter on the full commitment for the quarter ended June 30, 2002, which is included as part of interest expense. NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of June 30, 2002, the outstanding balance under the sub-facility was $42.3 million. Interest expense for the three months ended June 30, 2001 and 2002 amounted to $876,000 and $807,000, respectively. Interest expense for the period from February 21, 2001 to June 30, 2001 and the six months ended June 30, 2002 amounted to $1.3 million and $1.6 million, respectively.

Note I - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the six months ended June 30, 2001 and 2002 (amounts in thousands):

                                                                                2001             2002
                                                                                ----             ----
Cash paid for interest...................................................     $   3,447         $ 3,649
Non-cash investing and financing activities:
       Deferred portion of purchased accounts receivable.................     $      --         $   349
       Common stock issued for Creditrust acquisition....................     $  24,058         $    --
       Fair value of assets acquired in Merger...........................     $ 123,978         $    --
       Liabilities assumed in the Merger.................................     $ 109,394         $    --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report on Form 10Q, including, without limitation, statements as to the Company's or management's outlook as to financial results in 2002 and beyond, statements as to the effects of the economy on the Company's business, statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10Q, other than historical facts, are forward-looking statements, as such term is defined in the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, are subject to change at any time, and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. In addition to the factors discussed above, certain other factors, including without limitation, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased accounts receivable, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to regulatory oversight, risks related to the retention of its senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company, risks related to the dependency on NCO Group for collections, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10K, filed on March 19, 2002, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Richard J. Palmer, Senior Vice President, Finance/CFO, NCO Portfolio Management, Inc., 1705 Whitehead Road, Baltimore, MD 21207.

Quarter Ended June 30, 2002 Compared to Quarter Ended June 30, 2001

Revenue. Total revenue decreased $3.8 million, or 21.3%, from $17.9 million for the three months ended June 30, 2001 to $14.1 million for the three months ended June 30, 2002. The effective interest method is utilized in computing revenue. Revenue is calculated by multiplying the beginning of the month carrying value of a static pool of purchased accounts receivable by the estimated IRR attributable to that static pool. The carrying value of each static pool is adjusted monthly by the difference between collections and revenue recognized. If collections are greater than the revenue recognized, the carrying value will decrease. Conversely, if the revenue recognized is greater than collections, the carrying value will increase. The IRR is an estimate based upon the expected monthly collections over the remaining estimated economic life of each static pool in conjunction with the carrying value of each static pool. Collections on purchased accounts receivable decreased $1.6 million, or 5.5%, from $29.3 million for the three months ended June 30, 2001 to $27.7 million for the three months ended June 30, 2002. Collections decreased from the quarter ended June 30, 2001 compared to 2002 due in part to the general softening of the economic climate in the latter half of 2001,which has continued through the second half of 2002. Further, the lower investment in purchased accounts receivable in the second quarter of 2002 compared to 2001 contributed to the overall decline. Revenue as a percentage of collections was 61% and 51% for the three months ended June 30, 2001 and 2002, respectively.

Revenue as a percentage of collections can fluctuate period over period due to a number of factors including:
         (i) the relative under or over achievement of actual collections versus the established estimates. Actual collections exceeding estimates will tend to lower the percentage because revenue is not impacted at the same rate as the change in collections due to the effective interest method of computing revenue, and conversely, not meeting collection estimates will tend to increase the percentage;
          (ii) the differences in the composition of static pools at a point in time in their life cycle. Over the life cycle of a static pool, the percentage will fluctuate due to the variable collection stream. However, in the aggregate, the percentage of collections recognized as revenue should approximate the lifetime profit recognized and the remainder is amortized as a return of capital;
         (iii) the composition of the targeted IRRs present in all of the static pools combined. Fresher purchased accounts receivable (static pools with few or no placements to collection agencies prior to purchase) generally have lower IRRs than purchased accounts receivable that have been placed with multiple collection agencies prior to purchase. Fresher accounts receivable typically cost more. However, net of servicing fees, lower IRRs are offset by lower costs to collect, resulting in similar targeted net returns; and finally,
          (iv) collection trends will increase or decrease our expected IRR. Increases or decreases in collections have the effect of raising or lowering (within specified parameters) the future collection projections on all static pools, which translates into higher or lower IRRs, and in turn, affects the percentage of collections recognized as revenue.

Revenue as a percentage of collections for this quarter declined principally due to changes in the composition of purchased accounts receivable in 2002 versus 2001. Purchased accounts receivable acquired in, and subsequent to, the Merger were acquired at a lower IRR compared to accounts receivable purchased prior to the Merger. Purchases of accounts receivable made in the latter half of 2001 and continuing into 2002 have returns that have been targeted lower at the time of acquisition due to the tougher economic climate facing us in the near term. Finally, the overall percentage was lowered due to a slow-down in collections as a result of the softening economic climate in the last half of 2001 and the first half of 2002. Decreases in collections had the effect of lowering the future projections on most static pools, which translated to lower revenue in the current period.

Additionally, static pools with $8.3 million in carrying value, or 6.5% of purchased accounts receivable, as of June 30, 2002 were impaired and placed on cost recovery. Accordingly, no revenue was recorded on these static pools after their impairment, equating to a lower ratio of revenue to collections. See impairment of purchased accounts receivable section below.

Payroll and related expenses. Payroll and related expenses were essentially flat at $551,000 for the three months ended June 30, 2001 and $549,000 for the three months ended June 30, 2002. Payroll and related expenses continue to be a small part of the business model as a percentage of revenue.

Servicing fee expenses. Servicing fee expenses increased $369,000, or 4.8%, from $7.7 million for the three months ended June 30, 2001 to $8.1 million for the three months ended June 30, 2002. Servicing fees are paid as a commission on collections, and include contingency legal fees. Servicing fee expenses are impacted by the volume of collections on purchased accounts receivable and the servicing fee rates charged. Servicing fees paid as a percentage of collections was 26.3% and 29.1% for the quarters ended June 30, 2001 and 2002, respectively. All of the servicing fees were paid to NCOF. Servicing fees as a percentage of collections increased from 2001 to 2002 as the composition of accounts receivable under management has changed and aged over the past twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger. The accounts receivable acquired in the Merger were generally older and had been through multiple placements to collection agencies, and had demonstrated a track record of producing a stream of cash flows. Accordingly, the servicing fees agreed to in the ten-year servicing agreement were lower than would be the case for comparably aged accounts receivable. As collections on accounts receivable acquired in the Merger decrease over time (those having lower servicing fee rates), and collections on new purchases increase due to increased purchases (those having higher servicing rates), the blended servicing fees from all accounts receivable under management will increase. Further, NCOF may outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The cost of outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $165,000, or 25.8%, from $641,000 for the three months ended June 30, 2001 to $806,000 for the three months ended June 30, 2002. Selling, general and administrative expenses consist primarily of court costs associated with legal collections, professional fees, insurance, trustee fees, management fees and office expenses. The increase was principally attributable to increased court costs associated with legal collections and professional fees associated with operational compliance activities.

Impairment of purchased accounts receivable. On an ongoing basis, static pools are reviewed to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to recover the remaining carrying value of a static pool, an impairment has occurred and the static pool must be written down to its net realizable value. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value recorded. Once a static pool is impaired, no revenue will be recorded until the carrying value has been fully recovered. During the quarters ended June 30, 2001 and 2002, impairment charges of $463,000 and $401,000, respectively, were recorded. The combined remaining carrying value on impaired static pools aggregated $8.3 million, or 6.5% of purchased accounts receivable, as of June 30, 2002. Collections on impaired static pools for the second quarter of 2002 totaled $1.2 million.

Other income (expense). Other income (expense) consisted principally of interest expense and decreased $800,000, or 36.4%, from $2.2 million for the three months ended June 30, 2001 to $1.4 million for the three months ended June 30, 2002. The decrease was principally attributable to a decrease of $18 million in total debt outstanding from $98.6 million as of June 30, 2001 to $80.6 million as of June 30, 2002. Additionally, the cost of borrowing on certain floating rate debt decreased dramatically during the second half of 2001 and the favorable rates continued through the quarter ended June 30, 2002. Offsetting interest expense, included in other income, is $267,000, consisting of $220,000 in income from our 50% interest in the IMNV joint venture accounted for under the equity method of accounting, and $47,000 in income from our 100% interest in a securitization trust, SPV 98-2, acquired in connection with the Merger. Income from these investments in the same quarter of 2001 was not significant.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the three months ended June 30, 2001 and 2002. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Cash payments for taxes are deferred principally due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting. Prior to the Merger, we were included in the consolidated tax return of NCO Group.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Revenue. Total revenue decreased modestly by $100,000, or 0.3%, from $30.5 million for the six months ended June 30, 2001 to $30.4 million for the six months ended June 30, 2002. The effective interest method is utilized in computing revenue. The IRR is an estimate based upon the expected monthly collections over the remaining estimated economic life of each static pool in conjunction with the carrying value of each static pool. Collections on purchased accounts receivable increased $6.8 million, or 13.7%, from $49.7 million for the six months ended June 30, 2001 to $56.5 million for the six months ended June 30, 2002. The increase in collections is principally due to the purchase of $93.5 million in accounts receivable in connection with the Merger, which occurred in the middle of the first quarter of 2001. Revenue as a percentage of collections was 61.4% and 53.8% for the six months ended June 30, 2001 and 2002, respectively.

Revenue as a percentage of collections for the six months ended June 30, 2002 versus 2001 declined principally due to changes in the composition of purchased accounts receivable in 2002 versus 2001. Purchased accounts receivable acquired in, and subsequent to, the Merger were acquired at a lower IRR compared to accounts receivable purchased prior to the Merger. Purchases of accounts receivable made in the latter half of 2001 and the first half of 2002 have returns that have been targeted lower at the time of acquisition due to the tougher economic climate facing us in the near term. Finally, the overall percentage was lowered due to a slow-down in collections as a result of the softening economic climate in the last half of 2001 and the first half of 2002. Decreases in collections had the effect of lowering the future projections on most static pools, which translated to lower revenue in the current period.

Additionally, static pools with $8.3 million in carrying value, or 6.5% of purchased accounts receivable, as of June 30, 2002 were impaired and placed on cost recovery. Accordingly, no revenue was recorded on these static pools after their impairment, equating to a lower ratio of revenue to collections. See impairment of purchased accounts receivable section below.

Payroll and related expenses. Payroll and related expenses increased from $808,000 for the six months ended June 30, 2001 to $1.1 million for the six months ended June 30, 2002. The increase was attributable to an increase in personnel as of the date of the Merger, which occurred in the middle of the quarter ended 2001. Payroll and related expenses after the Merger increased as additional staffing was needed to operate as an independent public company and to manage a significant increase in purchased accounts receivable from the Merger and internal growth.

Servicing fee expenses. Servicing fee expenses increased $3.1 million, or 23.3%, from $13.3 million for the six months ended June 30, 2001 to $16.4 million for the six months ended June 30, 2002. Servicing fees are paid as a commission on collections, and include contingency legal fees. Servicing fee expenses are impacted by the volume of collections on purchased accounts receivable and the servicing fee rates charged. Servicing fees paid as a percentage of collections was 26.9% and 28.9% for the six months ended June 30, 2001 and 2002, respectively. Included therein are servicing fees paid to NCOF which totaled $13 million and $16.4 million for the six months ended June 30, 2001 and 2002, respectively. Servicing fees as a percentage of collections increased from 2001 to 2002 as the composition of accounts receivable under management has changed and aged over the past twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger. The accounts receivable acquired in the Merger were generally older and had been through multiple placements to collection agencies, and had demonstrated a track record of producing a stream of cash flows. Accordingly, the servicing fees agreed to in the ten-year servicing agreement were lower than would be the case for comparably aged accounts receivable. As collections on accounts receivable acquired in the Merger decrease over time (those having lower servicing fee rates), and collections on new purchases increase due to increased purchases (those having higher servicing rates), the blended servicing fees from all accounts receivable under management will increase. Further, NCOF may outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The cost of outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $300,000, or 27.3%, from $1.1 million for the six months ended June 30, 2001 to $1.4 million for the six months ended June 30, 2002. Selling, general and administrative expenses consist primarily of court costs associated with legal collections, professional fees, insurance, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being a separate public company. Accordingly, no selling, general and administrative expenses were incurred prior to the Merger, which occurred on February 20, 2001.

Impairment of purchased accounts receivable. On an ongoing basis, static pools are reviewed to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to recover the remaining carrying value of a static pool, an impairment has occurred and the static pool must be written down to its net realizable value. Additional impairments on previously impaired static pools may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value recorded. Once a static pool is impaired, no revenue will be recorded until the carrying value has been fully recovered. During the six months ended June 30, 2001 and 2002, impairment charges of $463,000 and $1.2 million, respectively, were recorded. The combined remaining carrying value on all impaired static pools aggregated $8.3 million, or 6.5% of purchased accounts receivable, as of June 30, 2002.

Other income (expense). Other income (expense) consisted principally of interest expense and decreased $600,000, or 15.8%, from $3.8 million for the six months ended June 30, 2001 to $3.2 million for the six months ended June 30, 2002. The decrease was principally attributable to a decrease of $18 million in total debt outstanding from $98.6 million as of June 30, 2001 to $80.6 million as of June 30, 2002. Additionally, the cost of borrowing on certain floating rate debt decreased dramatically during the second half of 2001 and the favorable rates continued through the six months ended June 30, 2002. Offsetting interest expense, included in other income, is $378,000 consisting of $303,000 in income from our 50% interest in the IMNV joint venture accounted for under the equity method of accounting, and $75,000 in income from our 100% interest in a securitization trust, SPV 98-2, acquired in connection with the Merger. Income from these investments for the six months ended June 30, 2001 was not significant.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the six months ended June 30, 2001 and 2002. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Cash payments for taxes are deferred due principally to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting. Prior to the Merger, we were included in the consolidated tax return of NCO Group.

Liquidity and Capital Resources

Historically, we have derived all of our cash flow from collections on purchased accounts receivable and borrowings from NCO Group. Effective with the Merger, we entered into a credit agreement with NCO Group which originally provided us with a $50 million revolving line of credit from NCO Group in the form of a sub-facility under its existing credit facility. As of June 30, 2002, the balance on the sub-facility was $42.3 million, with a capacity of $45 million, which is subject to mandatory reductions.

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

Cash Flows from Operating Activities. Net cash provided by operating activities was $13.4 million for the six months ended June 30, 2001, compared to $7.3 million for the six months ended June 30, 2002. The decrease in cash and cash equivalents provided by operations was principally attributable to the decrease in net income and activity included in 2001 that was non-recurring in nature. Net income reported for the six months ended June 30, 2001 was $2.5 million greater than in 2002. Additionally, in 2001, non-recurring operating activities included approximately $2.6 million in restricted cash that was used to pay down debt pursuant to the Merger and $1.1 million from increases in accounts payable and accrued expenses related to recurring costs associated with the management of the accounts receivable acquired in the Merger.

Cash Flows from Investing Activities. Net cash used in investing activities was $21.6 million for the six months ended June 30, 2001, compared to $6.7 million cash provided by investing activities for the six months ended June 30, 2002. Cash used in or provided by investing activities is a function of the amount of accounts receivable purchased, offset by collections applied to principal on purchased accounts receivable. Collections applied to principal on purchased accounts receivable is the difference between collections and revenue. Cash purchases of accounts receivable were $26.3 million and $16 million in the six months ended June 30, 2001 and 2002, respectively, while the amount of collections applied to principal on purchased accounts receivable were $15.7 million and $23.3 million for the six months ended June 30, 2001 and 2002, respectively. Additionally, in the six months ended June 30, 2002, $542,000 in cash was used for the purchase of accounts receivable through the investment in joint venture, and in the six months ended June 30, 2001, there were $11.1 million of pre-acquisition liabilities and related costs paid in connection with the Merger that were non-recurring in 2002.

Cash Flows from Financing Activities. Net cash provided by financing activities was $14.6 million for the six months ended June 30, 2001, compared to $12.2 million cash used in financing activities for the six months ended June 30, 2002. Total net repayments on notes payable and the revolving credit agreement for the six months ended June 30, 2002 totaled $12.2 million, versus borrowings for the six months ended June 30, 2001 of $43.2 million and repayments on notes payable of $30 million. Borrowings in the first half of 2001 included the initial cost of the Merger, and repayments included the paydown of certain notes payable and revolving credit facilities in connection with the Merger. Additionally, in 2001, there was $2.3 million in proceeds from the issuance of common stock at the time of the Merger, and $900,000 in fees paid to secure the NCO Group sub-facility, both of which were not repeated in 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. We retain an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. This investment exposes us to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by us in the fair value calculations would not have a material impact on our balance sheet as of June 30, 2002. There would be no impact on our future cash flows. We do not invest in derivative financial or commodity instruments.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended June 30, 2001 and 2002.

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

None - not applicable

Item 3. Defaults Upon Senior Securities

None - not applicable

Item 4. Submission of Matters to a Vote of Shareholders

         The Company held its Annual Meeting of Stockholders on May 20, 2002. At the meeting, the following persons were elected as directors of the Company to serve for a term of three years and until each of their respective successors is duly elected and qualified.

                Name                           Number of Votes
    -----------------------------   -------------------------------------
                                       For             Withhold Authority
                                    ---------          ------------------
    James D. Rosener                8,599,037                  0
    Jeffrey A. Schraeder            8,599,037                  0

The term of office for each of the following directors continued after the meeting: Michael J. Barrist, James T. Hunter and Alan D. Scheinkman.

Item 5. Other Information

None - not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits


99.1 Chief Executive Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

NCO Portfolio filed an 8-K on May 10, 2002 Item 5 "Other Events", and Item 7 "Financial Statements and Exhibits".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on August 14, 2002.

                         NCO PORTFOLIO MANAGEMENT, INC.

                         By: /s/ RICHARD J. PALMER
                         ---------------------------------
                         Richard J. Palmer
                         Senior Vice President, Finance and Treasurer