Form 10-Q
period 2002-09-30
NCO PORTFOLIO MANAGEMENT INC
filed 2002-11-14
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                        Commission File Number 000-32403

                         NCO PORTFOLIO MANAGEMENT, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                    23-3005839
---------------------------------                ------------------------
  (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                   Identification No.)

               1705 Whitehead Road, Baltimore, Maryland 21207-4004
               ----------------------------------------------------
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (410) 594-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of November 14, 2002 was 13,576,519.

                         NCO PORTFOLIO MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION


                                                                                                                     Page
                                                                                                                     ----
               Item 1. Financial Statements (unaudited)

                            Consolidated Balance Sheets
                            As of December 31, 2001 and September 30, 2002............................................. 3

                            Consolidated Statements of Income
                            For the Three and Nine Months Ended September 30, 2001 and 2002............................ 4

                            Consolidated Statements of Cash Flows
                            For the Nine Months Ended September 30, 2001 and 2002...................................... 5

                            Notes to Consolidated Financial Statements................................................. 6

               Item 2. Management's Discussion and Analysis of Financial
                            Condition and Results of Operations........................................................ 14

               Item 3. Quantitative and Qualitative Disclosures About Market Risk...................................... 19

               Item 4. Controls and Procedures......................................................................... 19

PART II.   OTHER INFORMATION

               Item 1. Legal Proceedings............................................................................... 21

               Item 2. Changes in Securities and Use of Proceeds....................................................... 21

               Item 3. Defaults Upon Senior Securities................................................................. 21

               Item 4. Submission of Matters to a Vote of Security Holders............................................. 21

               Item 5. Other Information............................................................................... 21

               Item 6. Exhibits and Reports on Form 8-K................................................................ 21

               SIGNATURES.............................................................................................. 22

               CERTIFICATIONS.......................................................................................... 23


Part 1 - Financial Information
Item 1 - Financial Statements

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                    (Amounts in thousands, except par values)


                                                                             December 31,        September 30,
                                                                                2001                 2002
                                                         ASSETS                                   (Unaudited)
                                                                             ------------        ------------

Cash and cash equivalents                                                     $  6,509             $  5,555
Restricted cash                                                                  1,125                  900
Purchased accounts receivable                                                  136,339              145,561
Investment in securitization                                                     7,312                7,417
Deferred income taxes                                                              992                 --
Deferred costs                                                                     651                  499
Other assets                                                                       784                3,210
                                                                              --------             --------
          Total assets                                                        $153,712             $163,142
                                                                              ========             ========



                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                         $     73             $    171
     Accrued expenses                                                            2,861                3,770
     Accrued compensation and related expenses                                     405                  353
     Notes payable                                                              45,379               57,212
     Notes payable - affiliates                                                 47,130               33,880
     Deferred income taxes                                                        --                  3,090
                                                                              --------             --------
          Total liabilities                                                     95,848               98,476
                                                                              --------             --------

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
        no shares issued and outstanding                                          --                   --
     Common stock,  $.01 par value, 35,000 shares authorized,
        13,576 shares issued and outstanding                                       136                  136
     Additional paid-in capital                                                 40,826               40,826
     Retained earnings                                                          16,902               23,704
                                                                              --------             --------
          Total stockholders' equity                                            57,864               64,666
                                                                              --------             --------
Total liabilities and stockholders' equity                                    $153,712             $163,142
                                                                              ========             ========




                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)


                                                     For the Three Months    For the Nine Months
                                                     Ended September 30,     Ended September 30,
                                                     --------------------    --------------------
                                                       2001        2002        2001        2002
                                                     --------    --------    --------    --------

Revenue                                              $ 16,189    $ 16,338    $ 46,723    $ 46,716

Operating costs and expenses:
     Payroll and related expenses                         525         328       1,333       1,431
     Servicing fee expenses                             7,347       8,932      20,693      25,296
     Selling, general, and administrative expenses        412         715       1,507       2,087
     Amortization expense                                  75          78         175         228
     Impairment of purchased accounts receivable        1,321         398       1,784       1,596
                                                     --------    --------    --------    --------
          Total operating costs and expenses            9,680      10,451      25,492      30,638
                                                     --------    --------    --------    --------

Income from operations                                  6,509       5,887      21,231      16,078

Other income (expense):
     Interest and other income                             41         135         159         569
     Interest expense                                  (2,226)     (2,143)     (6,099)     (5,762)
                                                     --------    --------    --------    --------
          Total other income (expense)                 (2,185)     (2,008)     (5,940)     (5,193)
                                                     --------    --------    --------    --------
Income before income tax expense                        4,324       3,879      15,291      10,885

Income tax expense                                      1,621       1,455       5,734       4,083
                                                     --------    --------    --------    --------

Net  income                                          $  2,703    $  2,424    $  9,557    $  6,802
                                                     ========    ========    ========    ========

Net income per share:
     Basic                                           $   0.20    $   0.18    $   0.76    $   0.50
                                                     ========    ========    ========    ========
     Diluted                                         $   0.20    $   0.18    $   0.76    $   0.50
                                                     ========    ========    ========    ========

Weighted average shares outstanding:
     Basic                                             13,576      13,576      12,636      13,576
     Diluted                                           13,576      13,576      12,636      13,577




                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)


                                                                                             For the Nine Months
                                                                                             Ended September 30,
                                                                                          -------------------------
                                                                                            2001             2002
                                                                                          --------         --------
Cash flows from operating activities:
  Net income                                                                              $  9,557         $  6,802
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                           175              229
      Impairment of purchased accounts receivable                                            1,784            1,596
      Income from investment in securitization                                                --               (105)
      Equity income from investment in joint venture                                          --               (375)
      Changes in operating assets and liabilities, net of acquisition:
        Restricted cash                                                                      2,555              225
        Deferred income taxes                                                                6,335            4,083
        Other assets                                                                           829              (13)
        Accounts payable and accrued expenses                                               (3,788)               8
                                                                                          --------         --------
          Net cash provided by operating activities                                         17,447           12,450
                                                                                          --------         --------

Cash flows from investing activities:
  Purchases of accounts receivable                                                         (38,920)         (49,085)
  Collections applied to principal on purchased accounts receivable                         25,951           37,151
  Purchase price adjustments applied to principal on purchased accounts receivable            --              3,197
  Investment in joint venture, net                                                            --             (2,038)
  Net cash paid for pre-acquisition liabilities and acquisition related costs              (11,077)            --
                                                                                          --------         --------
          Net cash used in investing activities                                            (24,046)         (10,775)
                                                                                          --------         --------

Cash flows from financing activities:
  Borrowings (repayments) under NCO Group credit facility, net                              47,130          (13,250)
  Borrowings of notes payable                                                                 --             20,610
  Repayments on notes payable                                                              (35,445)          (9,912)
  Payment of fees to acquire new debt                                                         (901)             (77)
  Issuance of common stock                                                                   2,320             --
                                                                                          --------         --------
          Net cash provided by (used in) financing activities                               13,104           (2,629)
                                                                                          --------         --------

Net increase (decrease) in cash and cash equivalents                                         6,505             (954)

Cash and cash equivalents at beginning of period                                              --              6,509
                                                                                          --------         --------

Cash and cash equivalents at end of period                                                $  6,505         $  5,555
                                                                                          ========         ========



                             See accompanying notes.

                        NCO PORTFOLIO MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A - Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages defaulted consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants and other consumer oriented companies. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States. NCO Portfolio has funded its purchased accounts receivable through internal cash flows, financing from NCO Group, Inc. ("NCO Group" or the "Parent") and other financing arrangements. NCO Portfolio was a wholly owned subsidiary of NCO Group until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). In connection with the Merger, NCO Portfolio became a publicly traded company (NASDAQ: NCPM). Included in the Statements of Income are the results of operations of the net assets acquired in the Merger with Creditrust for the period from February 21, 2001 through September 30, 2001 and for the nine months ended September 30, 2002.

As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed a wholly owned subsidiary of NCO Group, NCO Financial Systems, Inc. ("NCOF") as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. Additionally, NCO Group amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank") to provide a credit facility to NCO Portfolio in the form of a sub-facility (See Note H).

During the quarter ended September 30, 2002, all disputed claims and administrative costs related to the bankruptcy of Creditrust were substantially resolved and, based upon such final determination, NCO Group now owns 63.347% of the outstanding NCO Portfolio common stock.

Note B - Summary of Significant Accounting Policies

Basis of Accounting

The consolidated financial statements and disclosures included herein for the three and nine months ended September 30, 2001 and 2002 are unaudited. These consolidated financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Two affiliates that the Company does not control are InoVision-MEDCLR-NCOP Ventures, LLC and Creditrust SPV98-2, LLC ("SPV 98-2") and are not included in the consolidated financial statements (See Note E).

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. One securitization that is accounted for as a secured borrowing has provisions that restrict NCO Portfolio's use of cash. Restricted cash as of December 31, 2001 and September 30, 2002 was $1.1 million and $900,000, respectively.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Summary of Significant Accounting Policies (Continued)

Purchased Accounts Receivable

NCO Portfolio accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of the American Institute of Certified Public Accountants' Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive portfolios. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts. Once a portfolio is acquired, the accounts in the portfolio are not changed. Proceeds from the sale of accounts within a portfolio are accounted for as collections in that portfolio. Collections on replacement accounts received from the originator of the loans are included as collections in the corresponding portfolios. The discount between the cost of each portfolio and the face value of the portfolio is not recorded since NCO Portfolio expects to collect a relatively small percentage of each portfolio's face value.

Each portfolio is initially recorded at cost, which includes the external costs of acquiring portfolios. Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each portfolio. The IRR for each portfolio is estimated based on the expected monthly collections over the estimated economic life of each portfolio (generally five years, based on NCO Portfolio's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each portfolio's effective IRR for the quarter applied to each portfolio's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the portfolio, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the portfolio may be increased for the difference between the revenue accrual and collections.

To the extent the estimated future cash flow increases or decreases from the expected level of collections, NCO Portfolio prospectively adjusts the IRR accordingly. If the carrying value of a particular portfolio exceeds its expected future cash flows, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarters' previously impaired portfolios may occur if the current estimated future cash flow projections, after being adjusted prospectively for actual collection results, is less than the carrying valves recorded. After the impairment of a portfolio, no revenue is recorded on that portfolio and collections are recorded as a return of capital until the full carrying value of the portfolio has been recovered. Once the full cost of the carrying value has been recovered, all collections will be recorded as revenue. The estimated IRR for each portfolio is based on estimates of future cash flows from collections, and actual cash flows will vary from current estimates. The difference could be material.

Third party legal and professional fees incurred with respect to the acquisition of purchased accounts receivable are capitalized as part of the cost of the portfolio, and amortized over the life of the portfolio. For the quarter ended September 30, 2002, legal and professional fees of $154,000 were capitalized and included in the cost of purchased accounts receivable.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio. The IRR is used to allocate cash flow between revenue and principal reduction of the carrying value of purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. The future projections are then increased or decreased, within parameters, in accordance with the historical trend. The results are further reviewed by management with a view towards specifically addressing any particular portfolio's performance. Actual results will differ from these estimates and a material change in these estimates could occur within one year. (See note D)

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Summary of Significant Accounting Policies (Continued)

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

The investment in securitization represents the residual interest in a securitized pool of purchased accounts receivable acquired in the Merger. The investment in securitization accrues interest at an effective yield (IRR), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). The carrying cost of this investment approximates fair value at September 30, 2002 (See note E).

Income Taxes

NCO Portfolio was included in NCO Group's consolidated Federal income tax return prior to the effective date of the Merger. Effective for periods after consummation of the Merger, NCO Portfolio files its own Federal income tax return. The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

The portfolios of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular portfolio is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized over the life of the portfolio. Deferred tax liabilities arise from deferrals created during the early stages of the portfolio. These deferrals reverse after the cost basis of the portfolio is recovered. In general, the creation of new tax deferrals from future purchases of portfolios are likely to offset the reversal of the deferrals from portfolios where the collections have become fully taxable.

Deferred Costs

NCO Portfolio capitalizes legal and professional fees incurred in connection with the issuance of new debt as it relates to the acquisition of purchased accounts receivable. NCO Portfolio capitalized $901,000 and $77,000 in costs incurred in connection with its establishment of the NCO Group credit sub-facility and a note payable issued in August 2002, respectively. These costs are being amortized over the terms of the facilities, which are thirty-six and twenty-four months, respectively.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note C - Earnings per Share

Basic earnings per share ("EPS") was computed by dividing the net income for the three and nine months ended September 30, 2001 and 2002, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing the net income for the three and nine months ended September 30, 2001 and 2002, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options have been utilized in calculating diluted net income per share only when their effect would be dilutive. There were 460,000 and 593,000 options outstanding to purchase shares of common stock at September 30, 2001 and 2002, respectively.

The reconciliation of basic to diluted weighted average shares outstanding for the three and nine months ended September 30, 2001 and 2002 was as follows (amounts in thousands):


                                               For the three months ended                    For the nine months ended
                                                    September 30,                                 September 30,
                                               --------------------------                    -------------------------
                                                 2001              2002                       2001                2002
                                                 ----              ----                       ----                ----
Basic                                           13,576            13,576                     13,576              13,576
Dilutive effect of options                          --                --                         --                   1
                                                ------            ------                     ------              ------
Diluted                                         13,576            13,576                     13,576              13,577
                                                ======            ======                     ======              ======

Note D - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer accounts receivable at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2001, and for the nine months ended September 30, 2002 (amounts in thousands):

                                                                                         2001         2002
                                                                                      ---------     ---------
Balance, at beginning of period..................................................     $  31,480     $ 136,339
                     Purchased accounts receivable acquired from the Merger .....        93,518            --
                     Purchases of accounts receivable............................        48,149        51,166
                     Collections on purchased accounts receivable................       (97,088)      (83,064)
                     Purchase price adjustments..................................            --        (4,000)
                     Revenue recognized..........................................        62,929        46,716
                     Impairment of purchased accounts receivable.................        (2,649)       (1,596)
                                                                                      ---------     ---------

Balance, at end of period........................................................     $ 136,339     $ 145,561
                                                                                      =========     =========

During the three months ended September 30, 2001 and 2002, impairments of $1.3 million and $398,000, respectively, were recorded as a charge to income on portfolios where the carrying values exceeded the expected future cash flows. For the nine months ended September 30, 2001 and 2002, impairments of $1.8 million and $1.6 million, respectively, were recorded as a charge to income on portfolios where the carrying values exceeded the expected future cash flows. No revenue will be recorded on these portfolios until their carrying values have been fully recovered. As of September 30, 2002, the combined carrying values on all impaired portfolios aggregated $6.5 million, or 4.5% of purchased accounts receivable, representing their net realizable value. During the three months ended September 30, 2002, the Company concluded a contract re-negotiation with the seller of several existing portfolios resulting in a $4 million cash price reduction on several purchases from 2000 and 2001. The re-negotiation included a purchase price adjustment as well as a reimbursement for estimated lost earnings. The $4 million proceeds were recorded as a reduction to purchase price of the affected portfolios in the quarter ended September 30, 2002. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the cost of certain of the portfolios becoming fully recovered. Included in revenue for the three and nine months ended September 30, 2002 was $803,000 of revenue from these fully cost recovered portfolios. Revenue of approximately $354,000 was recorded during the quarter ended September 30, 2002 on several non-impaired portfolios due to the improved IRRs as a result of the cash price reduction. Additionally, included in collections for the three and nine months ended September 30, 2002 was $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note E - Investments in Unconsolidated Subsidiaries

NCO Portfolio owns a 100% retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. SPV 98-2 issued a note that is due the earlier of January 2004 or satisfaction of the note from collections, and had an outstanding balance of $3.1 million as of September 30, 2002. The retained interest represents the present value of the residual interest in SPV 98-2 using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of September 30, 2002, the investment in SPV 98-2 was $7.4 million, composed of $4.1 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues non-cash income at a rate of 8% per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid. After repayment of the note, collections are split between income and amortization of the investment in SPV 98-2 based on the discounted cash flows. NCO Portfolio recorded $30,000 and $105,000 of income on this investment for the three and nine months ended September 30, 2002, respectively. The off-balance sheet cash reserves of $3.3 million plus the first $1.2 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against the Warehouse Facility (See Note F).

NCO Portfolio has a 50% ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). This Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in other assets on the balance sheet is the Company's investment in the Joint Venture of $3 million as of September 30, 2002. Included in the Statement of Income, in "other income," is $72,000 and $375,000 for the three and nine months ended September 30, 2002, respectively, representing the Company's 50% share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital through a specialty finance lender who, at its option, lends 90% of the value of the purchased accounts receivable to the Joint Venture. The debt is cross-collateralized by all portfolios within the Joint Venture in which the lender participates, and is non-recourse to NCO Portfolio and IMNV. The following table summarizes the financial information of the Joint Venture as of and for the nine months ended September 30, 2002 (amounts in thousands):

           Total assets...............................     $ 10,868
           Total liabilities..........................     $  4,969
           Revenue....................................     $  6,732
           Net income.................................     $    750

Note F - Notes Payable

NCO Portfolio assumed four securitized notes payable in connection with the Merger, of which one was included in an unconsolidated subsidiary, SPV98-2 (See Note E). The remaining three notes are included on the balance sheet under notes payable. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is non-recourse to the Company and NCO Group, is secured by a pool of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Merger, the trustee appointed NCOF as the successor servicer for each portfolio of purchased accounts receivable within these securitized notes. When the notes payable were established, a separate non-recourse special purpose finance subsidiary was created to house the assets and issue the debt. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65% per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of September 30, 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $271,000 and $155,000 for the three months ended September 30, 2001 and 2002, respectively. Interest expense, trustee fees and guarantee fees aggregated $744,000 and $483,000 for the period from February 21, 2001 to September 30, 2001 and the nine months ended September 30, 2002, respectively. As of September 30, 2002, $15.9 million was outstanding on this facility. The note insurer, Radian Asset Assurance Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when cash reserves and residual cash flows from another securitization, SPV 98-2, are posted as additional collateral for this facility.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F - Notes Payable (Continued)

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carried interest at 9.43% per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. In May 2002, the note was paid off, and the $225,000 liquidity reserve was returned to the Company. Interest expense and trustee fees aggregated $177,000 for the three months ended September 30, 2001. Interest expense and trustee fees aggregated $575,000 and $56,000 for the period from February 21, 2001 to September 30, 2001 and for the nine months ended September 30, 2002, respectively.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15% per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $1 million and $796,000 for the three months ended September 30, 2001 and 2002, respectively. Interest expense and trustee fees aggregated $2.4 million and $2.5 million for the period from February 21, 2001 to September 30, 2001 and for the nine months ended September 30, 2002, respectively. As of September 30, 2002, $20.8 million was outstanding on this facility.

In August 2002, the Company entered into a four-year exclusivity agreement with CFSC Capital Corp XXXIV ("Cargill"). The agreement stipulates that all purchases of accounts receivable with a purchase price in excess of $4 million, with limited exceptions, shall be offered to Cargill for financing at its discretion. The agreement has no minimum or maximum credit authorization. The Company may terminate the agreement at any time after twenty-four months for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90% of the purchase price, with floating interest at Prime plus 3.25%. Each borrowing is due twenty-four months after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill will receive a residual of 40% in perpetuity, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by the Company, including interest. The financing is non-recourse to NCO Portfolio's other assets. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill financed portfolios, in addition to other remedies. As of September 30, 2002, NCO Portfolio was in compliance with all required covenants.

In August 2002, the Company purchased accounts receivable from Great Lakes Collection Bureau, Inc., which was financed through Cargill at 90% of the $22.9 million purchase price, or $20.6 million, with the remaining 10% being funded by the Company. The final payment date on the note is the earlier of August 2004, or satisfaction of the note from collections. Interest expense totaled $484,000 for the three months ended September 30, 2002, which includes $287,000 of accrued interest representing Cargill's 40% residual participation earned. The effective interest rate on this note, including the residual interest component was approximately 19% for the three months ended September 30, 2002. As of September 30, 2002, $19.4 million was outstanding on this facility.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note G - Commitments and Contingencies

Forward-Flow Agreement

NCO Portfolio currently has a fixed price, term agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged-off accounts receivable meeting certain criteria. As of September 30, 2002, NCO Portfolio is obligated to purchase accounts receivable at a maximum of $1.8 million per month through November 2002, with an option to renew for two additional three-month terms. A portion of the purchase price is deferred for twelve months, including a nominal rate of interest. NCOG guarantees the forward-flow agreement.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items, individually or in the aggregate, will have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note H - Related Party Transactions

Servicing Fees

As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCOF as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. NCO Portfolio pays NCOF to perform collection services for its purchased accounts receivable. Generally, NCOF is paid a commission ranging from 20% to 40% of collections depending on the nature of the accounts. NCOF may outsource collections. The cost of outsourcing is generally higher. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCOF amounted to $7.3 million and $8.9 million for the three months ended September 30, 2001 and 2002, respectively. Servicing fees paid to NCOF amounted to $20.4 million and $25.3 million for the nine months ended September 30, 2001 and 2002, respectively. During the quarter ended September 30, 2002, NCO Portfolio's legal recovery group was transferred to the NCOF attorney network.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the three and nine months ended September 30, 2001 and 2002. NCO Portfolio reimburses NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $45,000 and 135,000 for the three and nine months ended September 30, 2001 and 2002, respectively.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note H - Related Party Transactions (Continued)

NCO Group Credit Facility

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until maturity, and 50% of the net proceeds received from any offering of debt or equity. As of September 30, 2002, there was $69.7 million available under the revolving credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a credit agreement with NCO Group in the form of a sub-facility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Citizens Bank and other participating lenders to secure its borrowings under the sub-facility. The balance under the revolving sub-facility will become due on May 20, 2004 ("Maturity Date"). The borrowing capacity of the sub-facility is subject to mandatory reductions including four quarterly reductions of $2.5 million beginning March 31, 2002 through December 31, 2002. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the sub-facility is reduced to $25 million. The maximum borrowing capacity on the sub-facility was reduced to $42.5 million as of September 30, 2002. The NCO Group credit agreement and the NCO Portfolio sub-facility contain certain financial covenants such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. As of September 30, 2002, NCO Group and NCO Portfolio were in compliance with all of the financial covenants.

The sub-facility carries interest at 2% over NCO Group's underlying rate from Citizens Bank and other participating lenders, of which 1% is paid to the lenders and 1% is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25% to 0.50% that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.75% at September 30, 2002), or LIBOR plus a margin ranging from 1.25% to 2.25% depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.82% at September 30, 2002). The sub-facility contains a provision which provides Citizens Bank and other participating lenders with an additional commitment fee of 0.25% per quarter commencing August 20, 2001. This charge will continue until the sub-facility is reduced to $25 million. NCO Portfolio was charged an additional 0.25% per quarter on the full commitment for the quarter ended September 30, 2002, which is included as part of interest expense. NCO Portfolio is charged a fee on the unused portion of the sub-facility ranging from 0.13% to 0.38% depending on NCO Group's consolidated funded debt to EBITDA ratio. As of September 30, 2002, the outstanding balance under the sub-facility was $33.9 million. Interest expense for the three months ended September 30, 2001 and 2002 amounted to $878,000 and $728,000, respectively. Interest expense for the period from February 21, 2001 to September 30, 2001 and the nine months ended September 30, 2002 amounted to $2.2 million and $2.4 million, respectively.

Note I - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the nine months ended September 30, 2001 and 2002 (amounts in thousands):

                                                                                             2001             2002
                                                                                             ----             ----

Cash paid for interest..................................................................  $   5,688         $  5,439
Non-cash investing and financing activities:
         Deferred portion of purchased accounts receivable..............................  $      --         $  1,135
         Acquisition of purchased accounts receivable paid for in October 2002..........  $      --         $    946
         Common stock issued for Creditrust acquisition.................................  $  24,058         $     --
         Fair value of assets acquired in Merger........................................  $ 123,978         $     --
         Liabilities assumed in the Merger..............................................  $ 109,394         $     --


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

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

Revenue. Total revenue increased $100,000, or 0.6%, from $16.2 million for the three months ended September 30, 2001 to $16.3 million for the three months ended September 30, 2002. The effective interest method is utilized in computing revenue. Revenue is calculated by multiplying the beginning of the month carrying value of a portfolio of purchased accounts receivable by the estimated IRR attributable to that portfolio. The carrying value of each portfolio is adjusted monthly by the difference between collections and revenue recognized. If collections are greater than the revenue recognized, the carrying value will decrease. Conversely, if the revenue recognized is greater than collections, the carrying value will increase. The IRR is an estimate based upon the expected monthly collections over the remaining estimated economic life of each portfolio in conjunction with the carrying value of each portfolio. Collections on purchased accounts receivable increased $2.3 million, or 8.1%, from $28.4 million for the three months ended September 30, 2001 to $30.7 million for the three months ended September 30, 2002. Collections increased from the quarter ended September 30, 2001 compared to 2002 due to the increased amount of purchased accounts receivable under management, including the August 2002 Great Lakes Collection Bureau purchase of $22.9 million. Additionally, included in collections is approximately $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer. These additional proceeds included in collections had a marginal impact on revenue as the rate at which revenue is recognized period to period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. During the three months ended September 30, 2002, we concluded a contract re-negotiation with the seller of several existing portfolios resulting in a $4 million cash price reduction on purchases from 2000 and 2001. The $4 million proceeds were recorded as an adjustment to purchase price of the affected portfolios in the quarter ended September 30, 2002. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the cost of certain of the portfolios becoming fully recovered. Included in revenue for the three months ended September 30, 2002 was $803,000 of revenue from these fully recovered portfolios. Furthermore, revenue of approximately $354,000 was recorded during the quarter ended September 30, 2002 on several non-impaired portfolios due to the improved IRRs as a result of the cash price reduction.

Revenue as a percentage of collections was 57% and 53% for the three months ended September 30, 2001 and 2002, respectively. Revenue as a percentage of collections can fluctuate period over period due to a number of factors including:
                  (i) the relative under- or over-achievement of actual collections versus the established estimates. Actual collections exceeding estimates will tend to lower the percentage because revenue is not impacted at the same rate as the change in collections due to the effective interest method of computing revenue, and conversely, not meeting collection estimates will tend to increase the percentage;
                  (ii) the differences in the composition of portfolios at a point in time in their life cycle. Over the life cycle of a portfolio, the percentage will fluctuate due to the variable collection stream. However, in the aggregate, the percentage of collections recognized as revenue should approximate the lifetime profit recognized and the remainder is amortized as a return of capital;

                  (iii) the composition of the targeted IRRs present in all of the portfolios combined. Fresher purchased accounts receivable (portfolios with few or no placements to collection agencies prior to purchase) generally have lower IRRs than purchased accounts receivable that have been placed with multiple collection agencies prior to purchase. Fresher accounts receivable typically cost more. However, net of servicing fees, lower IRRs are offset by lower costs to collect, resulting in similar targeted net returns; and finally,

                  (iv) collection trends will increase or decrease our expected IRR. Increases or decreases in collections have the effect of raising or lowering (within specified parameters) the future collection projections on all portfolios, which translates into higher or lower IRRs, and in turn, affects the percentage of collections recognized as revenue.

Revenue as a percentage of collections for this quarter declined principally due to changes in the composition of purchased accounts receivable in 2002 versus 2001. Purchased accounts receivable acquired in, and subsequent to, the Merger were acquired at a lower IRR compared to accounts receivable purchased prior to the Merger. Purchases of accounts receivable made in the latter half of 2001 and continuing into 2002 have returns that have been targeted lower at the time of acquisition due to the tougher economic climate facing us in the near term. The overall percentage was lowered due to a slow-down in collections as a result of the continued softening economic climate in the first nine months of 2002. Decreases in collections had the effect of lowering the future projections on most portfolios, which translated to lower revenue in the current period. Additionally, the $1.7 million proceeds included in collections had a marginal impact on revenue as the rate at which revenue is recognized period to period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue.

Additionally, portfolios with $6.5 million in carrying value, or 4.5% of purchased accounts receivable, as of September 30, 2002 have been impaired to date and placed on cost recovery. Accordingly, no revenue will be recorded on these portfolios after their impairment until their carrying value has been fully cost recovered, resulting in a lower percentage of revenue to collections. However, as mentioned above, certain portfolios recovered their carrying values during the quarter due to a purchase price re-negotiation, and $803,000 in revenue was recorded. This revenue had the effect of increasing the percentage of revenue to collections, which offset somewhat the negative effect of the impaired portfolios. See impairment of purchased accounts receivable section below.

Payroll and related expenses. Payroll and related expenses decreased $197,000, or 37.5%, from $525,000 for the three months ended September 30, 2001 to $328,000 for the three months ended September 30, 2002. Payroll and related expenses continue to be a small part of the business model as a percentage of revenue. However, the decrease in payroll and related expenses is principally due to the legal recovery group being transferred to the NCOF attorney network, and a decrease of estimated incentive accruals.

Servicing fee expenses. Servicing fee expenses increased $1.6 million, or 21.9%, from $7.3 million for the three months ended September 30, 2001 to $8.9 million for the three months ended September 30, 2002. Servicing fees are paid as a commission on collections, and include contingency legal fees. Servicing fee expenses are impacted by the volume of collections on purchased accounts receivable and the servicing fee rates charged. Servicing fees paid as a percentage of collections were 25.7% and 29.0% for the quarters ended September 30, 2001 and 2002, respectively. All of the servicing fees were paid to NCOF. Included in servicing fees for the three months ended September 30, 2002 was approximately $170,000 in servicing fees paid on the proceeds of $1.7 million received in connection with the sale of accounts to a leading credit card issuer. The servicing fee rate of 10% on the proceeds of this non-performing account sale was in lieu of the standard higher fees provided for under the intercompany servicing agreement. Adjusting out those proceeds and related servicing fees, servicing fees as a percentage of revenue for the quarter ended September 30, 2002 would have been approximately 30.2%. Servicing fees as a percentage of collections increased from 2001 to 2002 as the composition of accounts receivable under management has changed and aged over the past twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger. The accounts receivable acquired in the Merger were generally older and had been through multiple placements to collection agencies, and had demonstrated a track record of producing a stream of cash flows. Accordingly, the servicing fees agreed to in the ten-year servicing agreement regarding the Merger assets were lower than would be the case for comparably aged accounts receivable. As collections on accounts receivable acquired in the Merger decrease over time (those having lower servicing fee rates), and collections on new purchases increase due to increased purchases (those having higher servicing rates), the blended servicing fees from all accounts receivable under management will increase. Further, NCOF has and may continue to outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The servicing cost to us resulting from outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $303,000, or 73.6%, from $412,000 for the three months ended September 30, 2001 to $715,000 for the three months ended September 30, 2002. Selling, general and administrative expenses consist primarily of court costs associated with legal collections, professional fees, insurance, trustee fees, management fees and office expenses. The increase was principally attributable to increased court costs associated with legal collections, professional fees associated with operational compliance activities and postage in connection with the Graham Leach Bliley Privacy Act.

Impairment of purchased accounts receivable. On an ongoing basis, portfolios are reviewed to assess the expected future cash flows as they relate to the carrying values of the purchased accounts receivable. If the estimated future cash flows are not sufficient to recover the remaining carrying value of a portfolio, an impairment has occurred and the portfolio must be written down to its net realizable value. Additional impairments on previously impaired portfolios may occur if the current estimated future cash flow projection, after being adjusted prospectively for the trend in actual collection results, is less than the current carrying value recorded. During the quarters ended September 30, 2001 and 2002, impairment charges of $1.3 million and $398,000, respectively, were recorded. Once a portfolio is impaired, no revenue will be recorded until the carrying value has been fully recovered. During the quarter ended September 30, 2002, we concluded a contract re-negotiation with the seller of several existing portfolios purchased in 2000 and 2001 resulting in a total $4 million cash price reduction. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the cost of certain of the portfolios becoming fully recovered. Included in revenue for the three months ended September 30, 2002 was $803,000 of revenue from these fully recovered portfolios. The combined remaining carrying value of impaired portfolios aggregated $4.7 million and $6.5 million, or 3.3% and 4.5% of purchased accounts receivable as of September 30, 2001 and 2002, respectively. Collections on impaired portfolios for the third quarter of 2001 and 2002 totaled $418,000 and $1.2 million, respectively.

Other income (expense). Other income (expense) consisted principally of interest expense and decreased $200,000, or 9.1%, from $2.2 million for the three months ended September 30, 2001 to $2 million for the three months ended September 30, 2002. The marginal decrease was attributable to a decrease of $26.6 million in outstanding debt related to the notes payable due affiliate and secured debt, from $97.1 million as of September 30, 2001 to $70.5 million as of September 30, 2002, offset by an increase in notes payable of $21.8 million related to the acquisition of the Great Lakes portfolio ($20.6 million) and seller financed purchased accounts receivable ($1.2 million) in connection with the our forward flow agreement. Offsetting interest expense, included in other income for the three months ended September 2001 and 2002 is $41,000 and $135,000, respectively consisting of our 50% interest in the IMNV joint venture accounted for under the equity method of accounting; income from our 100% interest in a securitization trust, SPV 98-2, acquired in connection with the Merger; and interest income on cash balances.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the three months ended September 30, 2001 and 2002. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Cash payments for taxes are deferred principally due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenue. Total revenue was $46.7 million for the nine months ended September 30, 2001 and 2002. The effective interest method is utilized in computing revenue. The IRR is an estimate based upon the expected monthly collections over the remaining estimated economic life of each portfolio in conjunction with the carrying value of each portfolio. Collections on purchased accounts receivable increased $9.1 million, or 11.7%, from $78.1 million for the nine months ended September 30, 2001 to $87.2 million for the nine months ended September 30, 2002. The increase in collections is principally due to the increased amount of purchased accounts receivable under management, including the August 2002 Great Lakes purchase of $22.9 million.

While collections increased for the nine months ended September 30, 2001 to 2002, the rate at which revenue is recognized, or the revenue recognition rate, decreased from 59.9% to 53.6% for the nine months ended September 30, 2001 and 2002, respectively. Although collections increased, revenue remained unchanged due to the decrease in the revenue recognition rate. Revenue as a percentage of collections for the nine months ended September 30, 2001 versus 2002 declined principally due to changes in the composition of purchased accounts receivable in 2001 versus 2002. Purchased accounts receivable acquired in, and subsequent to, the Merger were acquired at a lower IRR compared to accounts receivable purchased prior to the Merger. Purchases of accounts receivable made in the last quarter of 2001 and the first nine months of 2002 have returns that have been targeted lower at the time of acquisition due to the tougher economic climate facing us in the near term. The overall percentage was also lowered due to a slow-down in collections as a result of the softening economic climate in the last quarter of 2001 and the first nine months of 2002. Additionally, included in collections for the nine months ended September 30, 2002 was approximately $1.7 million received as a partial payment on the sale of certain accounts to a leading credit card issuer. These additional proceeds included in collections had a minimal impact on revenue as the rate at which revenue is recognized period to period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue.

Additionally, portfolios with $6.5 million in carrying value, or 4.5% of purchased accounts receivable, as of September 30, 2002 have been impaired to date and placed on cost recovery. Accordingly, no revenue will be recorded on these portfolios after their impairment until their carrying value has been fully cost recovered, resulting in a lower percentage of revenue to collections. However, during the quarter ended September 30, 2002, certain portfolios recovered their carrying values, and $803,000 in revenue was recorded. This revenue had the effect of increasing the percentage of revenue to collections, which somewhat offset the negative effect of the impaired portfolios. See impairment of purchased accounts receivable section below.

Payroll and related expenses. Payroll and related expenses increased from $1.3 for the nine months ended September 30, 2001 to $1.4 million for the nine months ended September 30, 2002. The marginal increase was attributable to having a full staff for the nine months ended September 30, 2002, versus only a partial staff for the period prior to the Merger, which occurred in the middle of the quarter ended March 31, 2001. Payroll and related expenses after the Merger increased as additional staffing was needed to operate as an independent public company and to manage a significant increase in purchased accounts receivable from the Merger and internal growth. Additionally, offsetting this increase in payroll and related expenses was the transfer of the legal recovery group to the NCOF attorney network, and a decrease of estimated incentive accruals.

Servicing fee expenses. Servicing fee expenses increased $4.6 million, or 22.2%, from $20.7 million for the nine months ended September 30, 2001 to $25.3 million for the nine months ended September 30, 2002. Servicing fees are paid as a commission on collections, and include contingency legal fees. Servicing fee expenses are impacted by the volume of collections on purchased accounts receivable and the servicing fee rates charged. Servicing fees paid as a percentage of collections was 26.5% and 29.0% for the nine months ended September 30, 2001 and 2002, respectively. Included therein are servicing fees paid to NCOF which totaled $20.4 million and $25.3 million for the nine months ended September 30, 2001 and 2002, respectively. Servicing fees as a percentage of collections increased from 2001 to 2002 as the composition of accounts receivable under management has changed and aged over the past twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger. The accounts receivable acquired in the Merger were generally older and had been through multiple placements to collection agencies, and had demonstrated a track record of producing a stream of cash flows. Accordingly, the servicing fees agreed to in the ten-year servicing agreement were lower than would be the case for comparably aged accounts receivable. As collections on accounts receivable acquired in the Merger decrease over time (those having lower servicing fee rates), and collections on new purchases increase due to increased purchases (those having higher servicing rates), the blended servicing fees from all accounts receivable under management will increase. Further, NCOF has and may continue to outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The servicing cost to us resulting from outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $600,000, or 40.0%, from $1.5 million for the nine months ended September 30, 2001 to $2.1 million for the nine months ended September 30, 2002. Selling, general and administrative expenses consist primarily of court costs associated with legal collections, professional fees, insurance, trustee fees, and office expenses. The principal increase was attributable to a full nine months of costs incurred in 2002 in connection with being a separate public company, versus no selling, general and administrative expenses being incurred prior to the Merger, which occurred on February 20, 2001. Additionally, court costs associated with legal collections increased from 2001 to 2002 in an effort to supplement the collections process during this economic downturn.

Impairment of purchased accounts receivable. During the nine months ended September 30, 2001 and 2002, impairment charges of $1.8 million and $1.6 million, respectively, were recorded. Additionally, during the quarter ended September 30, 2002, we concluded a contract re-negotiation with the seller of several existing portfolios purchased in 2000 and 2001 resulting in a total $4 million cash price reduction. On several previously impaired portfolios, the cash price reduction reduced the carrying value of the portfolios in question, resulting in the cost of certain of the portfolios becoming fully recovered. Included in revenue for the three months ended September 30, 2002 was $803,000 of revenue from these fully cost recovered portfolios. Collections on impaired portfolios for the nine months ended September 2001 and 2002 totaled $538,000 and $3.1 million, respectively.

Other income (expense). Other income (expense) consisted principally of interest expense and decreased $700,000, or 11.9%, from $5.9 million for the nine months ended September 30, 2001 to $5.2 million for the nine months ended September 30, 2002. The decrease was attributable to a decrease of $26.6 million in outstanding debt related to the notes payable due affiliate and secured debt, from $97.1 million as of September 30, 2001 to $70.5 million as of September 30, 2002, offset marginally by an increase in notes payable of $21.8 million related to the August 2002 acquisition of the Great Lakes portfolio ($20.6 million) and seller financed purchased accounts receivable ($1.2 million) in connection with the our forward flow agreement. Additionally, the cost of borrowing on two floating rate notes decreased dramatically during the first nine months of 2001 and the favorable rates continued through the nine months ended September 30, 2002. Offsetting interest expense, included in other income for the nine months ended September 2001 and 2002 is $159,000 and $569,000, respectively consisting of our 50% interest in the IMNV joint venture accounted for under the equity method of accounting; income from our 100% interest in a securitization trust, SPV 98-2, acquired in connection with the Merger; and interest income on cash balances.

Income tax expense. Income tax expense was recorded at 37.5% of pre-tax income for the nine months ended September 30, 2001 and 2002. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Cash payments for taxes are deferred due principally to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting.

Liquidity and Capital Resources

Historically, we have derived all of our cash flow from collections on purchased accounts receivable and borrowings from NCO Group. Effective with the Merger, we entered into a credit agreement with NCO Group in the form of a sub-facility under its existing credit facility. As of September 30, 2002, the balance on the sub-facility was $33.9 million, with a capacity of $42.5 million, which is subject to mandatory reductions. As of September 30, 2002, NCO Group and NCO Portfolio were in compliance with all of the financial covenants.

In August 2002, we entered into a four-year discretionary financing agreement with Cargill Financial to provide financing for larger purchases of accounts receivable at 90% of the purchase price. This agreement gives us the leverage necessary to purchase larger portfolios that we may not otherwise be able to purchase. This financing agreement is non-recourse to NCOG and our other assets and has no minimum or maximum credit authorization. As of September 30, 2002, NCO Portfolio was in compliance with all required covenants.

The debt service requirements associated with borrowings under our secured credit facilities, including the borrowings for the Great Lakes portfolio, and the mandatory reductions on our revolving sub-facility have increased liquidity requirements. The sub-facility provides for mandatory reductions of $2.5 million per quarter starting March 31, 2002, increasing to $3.75 million per quarter starting March 31, 2003 until the sub-facility is reduced to $25 million. However, we anticipate that cash flows from operations will be sufficient to fund all mandatory reductions on the sub-facility, debt service payments on secured debt, operating expenses, interest expense and future purchases of accounts receivable under our existing forward-flow agreement. Cash flows from operations are directly related to the amount of collections actually received. Estimates are used to forecast collections and revenue. A decrease in cash flows from operations due to a decrease in collections from changes in the economy or the performance of NCOF as service provider, may require us to reduce the amount of accounts receivable purchased. The effect of reduced accounts receivable purchases would be a reduction in planned collections and revenue in the periods affected.

Cash Flows from Operating Activities. Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 2001, compared to $12.4 million for the nine months ended September 30, 2002. The decrease in cash and cash equivalents provided by operations was principally attributable to the decrease in net income and activity included in 2001 that was non-recurring in nature. Net income reported for the nine months ended September 30, 2001 was $9.6 million versus $6.8 million for the nine months ended September 30, 2002, for a decrease of $2.8 million. Additionally, in 2001, cash provided by non-recurring operating activities included approximately $2.6 million in restricted cash that was used to pay down debt pursuant to the Merger and $1.1 million from increases in accounts payable and accrued expenses related to costs associated with the management of the accounts receivable acquired in the Merger.

Cash Flows from Investing Activities. Net cash used in investing activities was $24.0 million for the nine months ended September 30, 2001, compared to $10.8 million for the nine months ended September 30, 2002. Cash used in or provided by investing activities is a function of the amount of accounts receivable purchased, offset by collections applied to principal on purchased accounts receivable. Collections applied to principal on purchased accounts receivable is the difference between collections and revenue. Cash purchases of accounts receivable were $38.9 million and $49.1 million in the nine months ended September 30, 2001 and 2002, respectively, while the amount of collections applied to principal on purchased accounts receivable were $26.0 million and $40.3 million for the nine months ended September 30, 2001 and 2002, respectively. Additionally, in the nine months ended September 30, 2002, $2.0 million in cash was used for the purchase of accounts receivable through our investment in joint venture, and in the nine months ended September 30, 2001, there were $11.1 million of pre-acquisition liabilities and related costs paid in connection with the Merger.

Cash Flows from Financing Activities. Net cash provided by financing activities was $13.1 million for the nine months ended September 30, 2001, compared to $2.6 million cash used in financing activities for the nine months ended September 30, 2002. Total borrowings under notes payable were $20.6 million for the nine months ended September 30, 2002, representing the financing incurred to pay for the Great Lakes portfolio in August 2002. Total repayments on the affiliate revolving credit agreement and secured notes payable, including the Great Lakes portfolio borrowings, for the nine months ended September 30, 2002 totaled $23.2 million. Total borrowings under the affiliate revolving credit agreement were $47.1 million and repayments on notes payable totaled $35.4 million for the nine months ended September 30, 2001. Borrowings in the first nine months of 2001 included the initial cost of the Merger, and repayments included the paydown of certain notes payable and revolving credit facilities in connection with the Merger. Additionally, in 2001, there was $2.3 million in proceeds from the issuance of common stock at the time of the Merger. Fees paid to secure the NCO Group sub-facility totaled $901,000 for the nine months ended September 30, 2001, and $77,000 was paid during the nine months ended September 30, 2002 in connection with establishing the Great Lakes borrowing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. We retain an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. This investment exposes us to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1% increase in the discount rate used by us in the fair value calculations would not have a material impact on our balance sheet as of September 30, 2002. There would be no impact on our future cash flows. We do not invest in derivative financial or commodity instruments.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three and nine months ended September 30, 2001 and 2002.

Item 4. Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accord with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None - not applicable

Item 5. Other Information

None - not applicable

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

10.1 Amendment No. 5 to Indenture and Servicing Agreement (Series 98-2) Creditrust SPV 98-2, LLC, as Issuer and Wells Fargo Bank Minnesota, National Association, as Trustee and Backup Servicer and Radian Asset Assurance Inc. (f/k/a Asset Guaranty Insurance Company), as Note Insurer and NCO Financial Systems, Inc. as Successor Servicer Dated June 29, 2002.

10.2 Amendment No. 6 to Indenture and Servicing Agreement (Warehouse Facility) Creditrust Funding I, LLC, as Issuer and Wells Fargo Bank Minnesota, National Association, as Trustee and Backup Servicer and Radian Asset Assurance Inc. (f/k/a Asset Guaranty Insurance Company), as Note Insurer and NCO Financial Systems, Inc. as Successor Servicer Dated June 29, 2002.

10.3 Credit Agreement by and between NCOP Lakes, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender dated as of August 19, 2002.

10.4 Exclusivity Agreement related to Credit Agreement between NCOP Lakes, Inc. (the Borrower) and CFSC Capital Corp. XXXIV (the Lender) dated as of August 19, 2002.

10.5 First Amendment to Credit Agreement dated as of November 1, 2002, by and between NCO Portfolio Management, Inc. (the "Borrower") and NCO Group, Inc. (the "Lender").

99.1 Chief Executive Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

NCO Portfolio filed an 8-K on July 8, 2002 Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits".
NCO Portfolio filed an 8-K on August 16, 2002 Item 5 "Other Events" and Item 7 "Financial Statements and Exhibits".
NCO Portfolio filed an 8-K on August 23, 2002 Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosures".
NCO Portfolio filed an 8-K on September 19, 2002 Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosures".

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 NCO PORTFOLIO MANAGEMENT, INC.

Date: November 14, 2002          By: /s/ MICHAEL J. BARRIST
                                 -----------------------------------------------
                                 Michael J. Barrist
                                 Chairman, Chief Executive Officer,
                                 and President
                                 (Principal Executive Officer)


Date: November 14, 2002          By: /s/ RICHARD J. PALMER
                                 -----------------------------------------------
                                 Richard J. Palmer
                                 Senior Vice President, Chief Financial Officer
                                 and Treasurer
                                 (Principal Financial and Accounting Officer)

                                  CERTIFICATION

I, Michael J. Barrist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NCO Portfolio Management, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ MICHAEL J. BARRIST
------------------------------------
Michael J. Barrist
Chairman, Chief Executive Officer,
and President
(Principal Executive Officer)

                                  CERTIFICATION

I, Richard J. Palmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of NCO Portfolio Management, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


/s/ RICHARD J. PALMER
---------------------------------------------
Richard J. Palmer
Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial and Accounting Officer)