Form 10-K
period 2002-12-31
NCO PORTFOLIO MANAGEMENT INC
filed 2003-03-13
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
  (Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission File Number 000-32403

                         NCO PORTFOLIO MANAGEMENT, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                          23-3005839
       (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                         Identification No.)

1804 Washington Blvd., Department 200, Baltimore, Maryland             21230
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code: (443) 263-3020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $0.01 per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No[X]

The aggregate market value of voting and nonvoting common equity held by nonaffiliates was approximately $32.8 million. (1) Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                Title of Class                            March 13, 2003
                --------------                            --------------
Common stock, par value $0.01 per share......           13,576,519 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive information statement in connection with its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 are incorporated by reference into Part III of this report. Other documents incorporated by reference are listed in the Exhibit Index.

(1) The aggregate market value of the voting and nonvoting common equity held by nonaffiliates equals the number of shares of the registrant's common stock outstanding, reduced by the number of shares of common stock held by officers, directors and stockholders owning in excess of 10 percent of the registrant's common stock, multiplied by $7.15, the last reported sale price for the registrant's common stock as of the last business day of the registrant's most recently completed second fiscal quarter. The information provided shall in no way be construed as an admission that any officer, director or 10 percent stockholder of the registrant may be deemed an affiliate of the registrant or that he or it is the beneficial owner of the shares reported as being held by him or it, and any such inference is hereby disclaimed. The information provided herein is included solely for record keeping purposes of the Securities and Exchange Commission.

                                    FORM 10-K
                                TABLE OF CONTENTS

                                                                                                                  Page
                                                                                                                  ----
                                                        PART I

Item 1.  Business.............................................................................................      1
Item 2.  Properties...........................................................................................      9
Item 3.  Legal Proceedings....................................................................................      9
Item 4.  Submission of Matters to a Vote of Security Holders..................................................      9

                                                        PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................................      9
Item 6.  Selected Financial Data..............................................................................     10
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations................     12
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........................................     24
Item 8.  Consolidated Financial Statements and Supplementary Data.............................................     25
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.................     45

                                                       PART III

Item 10. Directors and Executive Officers of the Registrant...................................................     45
Item 11. Executive Compensation...............................................................................     45
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......     45
Item 13. Certain Relationships and Related Transactions.......................................................     45
Item 14. Controls and Procedures..............................................................................     46

                                                        PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K......................................     47

         Signatures...........................................................................................     52
         Certifications.......................................................................................     53


As used in this Annual Report on Form 10-K, unless the context otherwise requires, "we", "us", "our", "Company", "NCPM", or "NCO Portfolio" refers to NCO Portfolio Management, Inc. and its subsidiaries.

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K ("Annual Report"), including, without limitation, statements in Item 1. "Business", Item
7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," statements as to the Company's or management's outlook as to financial results in 2003 and beyond, statements as to the effects of the economy on the Company's business, statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this Annual Report, other than historical facts, are forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, are subject to change at any time, and may be affected by various factors and risks that may cause actual results to differ materially from the expected or planned results. The Company disclaims any intent or obligation to update forward-looking statements contained in the Annual Report. Certain risk factors, including without limitation, risks related to the current economic condition in the United States, threats of war or future terrorist attacks, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of purchased accounts receivable, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to competition, risks related to regulatory oversight, risks related to the retention of the senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to the ownership control of the Company by NCO Group, Inc. ("NCO Group," "NCOG," " or Parent"), risks related to the dependency on NCO Group's subsidiary for collections, and other risks described under Item 1. "Business - Investment Considerations," can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

                                     PART I

Item 1. Business

General

We were incorporated in Delaware on January 22, 1999 (date of inception) under the name NCO Portfolio Funding, Inc. We changed our name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. We purchase and manage investments in past due accounts receivable from consumer creditors such as banks, finance companies, retailers, hospitals, utilities, and other consumer-oriented companies. Our purchased accounts receivable originate from consumers throughout the United States, Canada and the United Kingdom. On February 20, 2001, Creditrust Corporation ("Creditrust") merged with and into us (the "Merger"). Included in the statement of income are the results of operations of the assets acquired in the Merger of Creditrust for all periods beginning February 21, 2001. All of our revenues are derived from our investments in purchased accounts receivable.

NCO Group owns 63.347 percent of our outstanding common stock, based upon the final resolution of substantially all of the disputed claims and administrative costs related to the bankruptcy of Creditrust. As part of the Merger, we entered into a ten-year service agreement with NCO Financial Systems, Inc. ("NCOF"), a wholly owned subsidiary of NCO Group, to be the provider of collection services (with certain exceptions). As part of the agreement, NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to us. NCO Group's affiliates in the United Kingdom and Canada have invited us to invest with them in select opportunities to purchase accounts receivable in those countries. The relationship with NCO Group allows us to manage investment risk by leveraging NCO Group's client relationships, experience, analytical databases and scale. We are one of the largest companies, and one of the few public companies, in our industry.

Past due consumer receivables are the unpaid debts of individuals to consumer creditors such as banks, finance companies, retailers, hospitals, utilities, and other consumer-oriented companies. Most of our receivables are VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books due to non-payment. Since our founding in 1999 through December 31, 2002, we have purchased almost $11 billion of past due consumer accounts receivable for approximately $251 million, and have collected approximately $248 million from over 4 million accounts. We have also invested in smaller balance past due consumer receivables such as utility and medical debts through our joint venture with IMNV Holdings, LLC ("IMNV"). Our focus is on maximizing the returns on our purchased accounts receivable while minimizing our risk of ownership.

We have twenty wholly-owned subsidiaries which own all of our purchased accounts receivable, one wholly-owned subsidiary that employs all of our employees who handle the acquisition, resale, day-to-day oversight and management of our accounts receivable, and one wholly-owned subsidiary that holds all of our excess cash used for operations, investing and financing activities. Each of our subsidiaries that owns accounts receivable was established for a specific purpose, including the carry over of the legacy Creditrust entities, accounts receivable acquired in the ordinary course of business, entities used to secure collateral on notes payable, and entities that own investments in either a joint venture or limited partnership interests.

Accounts Receivable Analysis and Acquisition

We are an analytics based purchaser of past due consumer accounts receivable originated through VISA(R), MasterCard(R), private label credit cards, and consumer loans issued by consumer creditors such as banks, finance companies, retailers, hospitals, utilities, and other consumer-oriented companies. We use our proprietary pricing models, extensive databases and collection experience to evaluate and value purchases of past due accounts receivable. These past due accounts receivable typically are charged off by the credit grantors due to non-payment. We have determined that the average portfolio of accounts receivable has an estimated economic life of 60 months.

We purchase portfolios of past due accounts receivable typically for less than 10 percent of the unpaid balance at the time of charge off by the credit grantors. Some credit grantors pursue an auction type sales approach by constructing a portfolio of accounts receivable and seeking bids from specially invited competing parties. Other means of purchasing accounts receivable include privately negotiated direct sales when the credit grantors contact known, reputable purchasers and the terms are negotiated. Credit grantors have also entered into "forward flow" contracts that provide for a credit grantor to sell some or all of its accounts receivable over a period of time to us on the terms agreed to in a contract.

In 2002, we broadened our acquisition strategy to include larger portfolios. We believe these types of portfolios have elements of reperforming accounts, and the competition for them is less intensive. We have also partnered with other buyers to bid on larger portfolios of accounts receivable and have resold purchased accounts receivable at a premium immediately after acquisition to enhance our yields.

Our acquisition team meets with consumer credit grantors and brokers to develop sources of past due consumer accounts receivable for purchase. Once a portfolio has been located, the acquisition team is responsible for evaluating and determining the appropriate price to pay for the portfolio. Then they coordinate the due diligence, including site visits as needed, bidding, contract negotiation and execution. The acquisitions team also coordinates the transfer of information on purchased portfolios into NCOF's collection recovery software system. We also have staff devoted to post-purchase account verification. The post-purchase liaison group is a group that verifies buy-backs and returns with sellers after the purchase of accounts receivable. Buy-backs and returns are accounts that are returned to the seller because they did not meet the terms of our purchase agreement with the seller, typically due to prior settlement, or the death or bankruptcy of the customer prior to purchase.

In developing our maximum purchase price offer, we use the best available collection statistics available to us from NCOF's collection experience on our own portfolios or comparable portfolios and other sources. We develop a target purchase price based on estimated collections less estimated servicing and other costs that is expected to deliver the desired internal rate of return over five years.

Financing Purchases

Since the Merger, we have funded our accounts receivable purchases and the expansion of our business through internal cash flows, borrowings from NCO Group and the Cargill Financing described below.

Effective with the Merger, NCO Group amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank") to provide us with a line of credit in the form of a subfacility under NCO Group's existing credit facility. As of December 31, 2002, our borrowing limit under the subfacility was $40 million. Our borrowing limit under the subfacility is subject to mandatory quarterly reductions of $3.75 million effective March 31, 2003 until the earlier of the maturity date, currently May 20, 2004, or the date at which the subfacility is reduced to $25 million. The outstanding balance on the subfacility as of December 31, 2002 was $36.9 million.

In August 2002, we entered into a four-year financing agreement with CFSC Capital Corp. XXXIV ("Cargill Financing," "Cargill Financial") to provide financing for larger purchases of accounts receivable. Cargill Financial, at its sole discretion, has the right to finance any purchase of $4 million or more. This agreement gives us the financing necessary to purchase larger portfolios that we may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings under this financing agreement are nonrecourse to us and NCOG, but are collateralized by the accounts receivable purchased with the Cargill Financing and cross-collateralized with all other accounts receivable purchases financed by Cargill Financial. See "Investment Considerations - We have substantial debt, which could have adverse effects on our business."

Collection Services and Monitoring Results

As part of the Merger, we entered into a ten-year service agreement that appointed NCOF as the provider of our collection services. Generally, NCOF is paid a commission ranging from 20 percent to 40 percent of the collected amount depending on the nature of the accounts. For accounts that do not fit the proscribed fee range in the agreement, the commission is based on market rates that have ranged up to 52 percent. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to us. For the years ended December 31, 2001 and 2002, servicing fees of $27.5 million and $35.5 million, respectively, were paid to NCOF. We believe that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Our acquisition and finance teams monitor NCOF's collection process, performance and costs towards meeting our targeted goals and investment returns. Under the servicing agreement, we may elect to outsource accounts to other agencies on a test basis. In fact, NCOF has utilized other collection agencies to augment collections and to test its performance as servicer. The cost of further outsourcing to third party collection agencies is generally higher. When outsourcing, the appropriate commission is determined based on the type of accounts being serviced in conjunction with current market rates paid to other collection agencies. Typically, as accounts age, or are further outsourced, the higher the commission rates are on subsequent outsourcing.

Legal Recovery

We monitor the collection of past due accounts receivable through NCOF's Attorney Network, which specializes in the pursuit of consumers with past due obligations who we believe have the financial resources to repay their debts but are unwilling to do so. During 2002, we transferred our in-house attorney and support staff to the NCOF Attorney Network. The NCOF Attorney Network processes thousands of court and arbitration cases each year and is responsible for coordinating a network of attorneys nationwide, determining the suit criteria for each individual jurisdiction, placing cases for immediate suit, obtaining judgment, seizing bank accounts, and instituting wage garnishments to satisfy judgments. In order to sue or pursue arbitration on accounts, we incur up front filing fees and court costs.

Competition

Our business is highly competitive. We compete with other purchasers of past due consumer accounts receivable, including national attorney networks, consortiums of buyers, and third-party collection agencies. Successful bids are won based on a combination of price and relationship. Our ability to obtain new customers is also significantly affected by the financial services companies that choose to manage their own past due consumer accounts receivable. Some of those companies have substantially greater personnel and financial resources. The market for past due consumer accounts receivable has been very competitive at times over the past several quarters as a result of new purchasers entering the market causing upward price pressures. We have partnered with other buyers to bid on larger portfolios of accounts receivable and have resold purchased accounts receivable at a premium immediately after acquisition to enhance our yields.

Regulation

The accounts receivable management and collection industry is regulated at both the Federal and state level. The Federal Fair Debt Collection Practices Act regulates any person who regularly collects or attempts to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. The Fair Debt Collection Practices Act establishes specific guidelines and procedures which debt collectors must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt collectors, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The Fair Debt Collection Practices Act also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. Additionally, the Fair Debt Collection Practices Act contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt collectors. We are also subject to the Fair Credit Reporting Act, which regulates the consumer credit reporting industry and which may impose liability on us to the extent that adverse credit information reported on a consumer to a credit bureau is false or inaccurate. The Federal Trade Commission has the authority to investigate consumer complaints against debt collection companies and to recommend enforcement actions and seek monetary penalties. Other laws and regulations that govern the relationship between a customer and a creditor are the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Electronic Funds Transfer Act, the Graham Leach Bliley Privacy Act, and various other Federal regulations which relate to these acts, as well as comparable statutes in the states where account debtors reside or where credit grantors are located.

It is our policy and a condition of our agreement with NCOF that all collection activities by NCOF, on our behalf, comply with the provisions of the Fair Debt Collection Practices Act and other Federal regulations, as well as comparable state statutes. NCOF's failure to comply with such laws and regulations could have a materially adverse effect on us. See "Investment Considerations - Our operations are subject to extensive regulation."

Employees

As of the date of this report, we had 16 full-time employees. None of our employees is represented by a labor union.

Available Information

As part of the services shared with NCO Group, we include information about the Company at NCO Group's website which is www.ncogroup.com. Information contained on this website is not part of this Annual Report. We make available, free of charge, on NCO Group's website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports, filed or furnished pursuant to section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The SEC web site is www.sec.gov.

Investment Considerations

You should carefully consider the risks described below. If any of the risks actually occur, our business, financial condition or results of operations could be materially adversely affected. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report.

Decrease in our collections due to the current economic condition may have an adverse effect on our operating results, revenue and stock price.

Due to the current economic conditions in the United States, which has led to the increasing rates of unemployment and personal bankruptcy filings, the ability of consumers to pay their debts has significantly decreased. Past due consumer loans that we purchase are generally unsecured, and we may often be unable to collect these loans in case of the personal bankruptcy of a consumer. Because of increased unemployment rates and bankruptcy filings, our collections may significantly decline, which may adversely impact our results of operations, revenue and stock price.

Threats of war or future terrorist attacks may negatively impact our results of operations, revenue, and stock price.

Threats of war or actual conflicts involving the United States or its allies, future terrorist attacks against the United States, as well as future events occurring in response or in connection with these threats or attacks, may adversely impact our ability to collect our accounts receivable. Any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on our operating results, collections and revenue, and may result in volatility of the market price for our common stock.

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

o maintain underwriting criteria in purchasing past due consumer accounts receivable;

o     recruit, train and retain qualified employees;

o     maintain quality service to customers and credit grantors;

o enhance and maintain information technology, operational and financial systems;

o access sufficient sources of funding to purchase additional accounts receivable; and

o effectively collect our past due accounts receivable through NCOF as servicer while adhering to the Fair
      Debt Practices Act and similar state regulations.

We have substantial debt, which could have adverse effects on our business.

At December 31, 2002, we had total assets of $167.8 million, total debt (including certain nonrecourse debt and accounts payable) of approximately $92.1 million and stockholders' equity of approximately $66.6 million. This relatively high level of debt could result in a number of adverse effects, including:

o     increasing our vulnerability to a business downturn;

o     limiting our ability to obtain necessary financing in the future;

o requiring us to dedicate a substantial portion or all of our cash flows from operations to pay debt service obligations rather than for other purposes, such as working capital or purchasing additional portfolios of consumer accounts receivable;

o     limiting our flexibility to react to changes in our business and market;
      and

o making us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage.

Most of our debt is interest rate sensitive. Any significant rise in interest rates would increase interest expense, which would decrease net income. Approximately $53.2 million of debt on our balance sheet is nonrecourse to us. The cash flows on assets associated with some of the debt may be restricted to servicing the nonrecourse debt and may not be generally available to us.

Collections may not be sufficient to recover the cost of investments in purchased accounts receivable and support operations.

We purchase past due accounts receivable generated primarily by consumer credit transactions. These are obligations that the individual consumer has failed to pay when due. The accounts receivable are purchased from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. Substantially all of the accounts receivable consist of account balances that the credit grantor has made numerous attempts to collect, has subsequently deemed uncollectible, and charged off its books. After purchase, collections on accounts receivable could be reduced by consumer bankruptcy filings, which have been on the rise. The accounts receivable are purchased at a significant discount, typically less than 10 percent of face value, to the amount the customer owes and, although we estimate that the recoveries on the accounts receivable will be in excess of the amount paid for the accounts receivable, actual recoveries on the accounts receivable will vary and may be less than the amount expected, or even the purchase price paid for such accounts. The timing or amounts to be collected on those accounts receivable cannot be assured. If cash flows from operations are less than anticipated as a result of our inability to collect our accounts receivable, we will not be able to purchase new accounts receivable after we have exhausted the availability under the subfacility, and our future growth and profitability will be materially adversely affected. There can be no assurance that our operating performance will be sufficient to service debt on the subfacility or finance the purchase of new accounts receivable.

We use estimates in reporting our results.

Our revenue is recognized based on estimates of future collections on portfolios of accounts receivable purchased. Although estimates are based on analytics, the actual amount collected on portfolios and the timing of those collections will differ from estimates. If collections on portfolios are materially less than estimated, we will be required to record impairment expenses that will reduce earnings and could materially adversely affect our earnings, financial condition, and creditworthiness.

We may experience a shortage of available accounts receivable for purchase at favorable prices.

The availability of portfolios of past due consumer accounts receivable for purchase at favorable prices depends on a number of factors outside of our control, including the continuation of the current growth trend in consumer debt and competitive factors affecting potential purchasers and sellers of portfolios of accounts receivable. The growth in consumer debt may also be affected by changes in credit grantors' underwriting criteria and regulations governing consumer lending. Any slowing of the consumer debt growth trend could result in less credit being extended by credit grantors. Consequently, fewer delinquent accounts receivable could be available at prices that we find attractive. If competitors raise the prices they are willing to pay for portfolios of accounts receivable above those we wish to pay, we may be unable to buy the type and quality of past due accounts receivable at prices consistent with our historic return targets. In addition, we may overpay for portfolios of delinquent accounts receivable, which may have a materially adverse effect on our financial results.

We may be unable to compete with other purchasers of past due accounts receivable, which may have an adverse effect on our financial results.

We face bidding competition in our acquisitions of portfolios of past due consumer accounts receivable. Some of our existing competitors and potential new competitors may have greater financial and other resources that allow them to offer higher prices for the accounts receivable portfolios. New purchasers of such portfolios entering the market also cause upward price pressures. We may not have the resources or ability to compete successfully with our existing and potential new competitors. To remain competitive, we may have to increase our bidding prices, which may have an adverse impact on our financial results.

Our operations are subject to extensive regulation.

Federal and state consumer protection and related laws and regulations govern the relationship of a customer and a creditor. Significant laws include the Fair Debt Collection Practices Act, the Federal Truth-In-Lending Act, the Fair Credit Billing Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act and the Electronic Funds Transfer Act, and various Federal regulations which relate to these acts, as well as comparable statutes in the states where account debtors reside or where credit grantors are located. Some of these laws may apply to our activities. If credit grantors who sell accounts receivable to us fail to comply with these laws, our ability to collect on those accounts receivable could be limited regardless of any act or omission on our part. Our failure to comply with these laws may also limit our ability to collect on the accounts receivable and may subject us to fines and disciplinary actions. It is a condition of our agreement with NCOF that all collection activities by NCOF, on our behalf, comply with the provisions of the Fair Debt Collection Practices Act and other Federal regulations, as well as comparable state statutes. NCOF's failure to comply with such laws and regulations could have a materially adverse effect on us.

Our success depends on our senior management team and if we are not able to retain our management, it would have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Michael J. Barrist, Chairman of the Board, President and Chief Executive Officer, and Michael B. Meringolo, Senior Vice President, Acquisitions and Portfolio Management. We depend on the services of Messrs. Barrist and Meringolo and the other members of our senior management team to, among other things, successfully implement our business plan, manage existing accounts receivable portfolios and find, negotiate and purchase new consumer accounts receivable portfolios. The loss of service of one or more members of the senior management team could have a material adverse effect on us.

We engage in securitization transactions that could expose us to risk.

Prior to the Merger, Creditrust completed four securitization transactions, two of which resulted in a gain on sale. We intend only to pursue securitization transactions that will not qualify as a sale for accounting purposes. Our quarterly and annual financial statements could be materially affected by future write-downs associated with changes in the fair value of the residual investment in the one remaining previous securitization that resulted in a gain on sale, Creditrust SPV98-2, LLC ("SPV 98-2"). If NCOF were to lose the right to service the accounts receivable included in the securitizations, then such loss could have a material adverse effect on us. A change in servicer could result in lower collections due to re-establishing contact with customers or for other reasons.

The market price for our common stock may be adversely affected by fluctuations in our quarterly and annual operating results.

Because of the nature of our business, our quarterly and annual operating results may fluctuate in the future, which may adversely effect the market price of our common stock. The reasons our results may fluctuate include:

o     the timing and amount of collections on our accounts receivable;

o     timing, quality and prices paid for new purchases of accounts receivable;

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

NCOG owns 63.347 percent of our common stock and controls our affairs.

NCOG owns 63.347 percent of our outstanding voting securities. Accordingly, NCOG can elect all of the directors and approve or control most other matters presented for approval by our stockholders. Under Delaware law and our certificate of incorporation, owners of a majority of our outstanding common stock are able to elect all of our directors and approve significant corporate transactions without the approval of the other stockholders. As a result, NCOG will have the unilateral ability to elect all of our directors and to control the vote on all matters submitted to a vote of the holders of our common stock, including any privatization transaction, merger, consolidation or sale of all or substantially all of our assets. There can be no assurance that the interests of NCOG will not conflict with the interests of other stockholders.

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

We invested jointly with NCOG, through its United Kingdom subsidiary, in a $3.0 million portfolio in the United Kingdom in December 2002. We plan to invest jointly with them in additional United Kingdom and Canadian portfolios as opportunities arise. NCOG's foreign affiliates source and service such transactions. We have not adopted any formal procedures regarding potential conflicts of interest with NCOG, although any material transaction is subject to review and approval by the independent directors on our Audit Committee.

We are dependent upon NCOF for the collection of our accounts receivable.

We have entered into a servicing agreement with NCOF pursuant to which we have granted to NCOF the exclusive right to service all of our accounts receivable, subject to limited testing rights, for a period of 10 years. We are materially dependent upon NCOF's efforts under the servicing agreement to collect our accounts receivable and able to terminate that agreement only due to NCOF's default under the agreement. Any poor performance under, or breach of, adverse change in or termination of, the servicing agreement by NCOF could have a material adverse effect on our business, assets, financial condition, results of operations and liquidity.

We are highly dependent on NCOF's ability to timely respond to technological changes in telecommunications and computer systems.

Collections of past due consumer accounts receivable depend on sophisticated telecommunications and computer systems. NCOF's ability to use such systems is essential to our competitive position and results of operations. NCOF may not have the adequate resources necessary to timely adopt technological changes to the telecommunications and computer systems used by it. Such failure to respond to technological changes may adversely impact our results of operations.

We are highly dependent on NCOF's telecommunications and computer systems.

As noted above, our business is highly dependent on NCOF's sophisticated telecommunications and computer systems. NCOF's systems could be interrupted by natural disasters, power losses, or similar events. NCOF's business also is materially dependent on services provided by various local and long distance telephone companies. If NCOF's equipment or systems cease to work or become unavailable, or if there is any significant interruption in telephone services, NCOF may be prevented from providing collection services to us. Such interruption of collection services may adversely impact our results of operations.

Executive Officers of the Registrant

                   Name                        Age                Position
                   ----                        ---                --------
Michael J. Barrist........................     42    Chairman of the Board, Chief Executive Officer, and
                                                     President
Joshua Gindin.............................     46    Executive Vice President, General Counsel and Secretary
Michael B. Meringolo......................     55    Senior Vice President, Acquisitions and Portfolio Management
Richard J. Palmer.........................     51    Senior Vice President, Chief Financial Officer and Treasurer

Michael J. Barrist, Chairman of the Board, Chief Executive Officer, and President. Mr. Barrist has also served as our Chairman of the Board, President and Chief Executive Officer since February 2001. Mr. Barrist has served as Chairman of the Board, President and Chief Executive Officer of NCO Group since purchasing that company in 1986. Mr. Barrist was employed by U.S. Healthcare Inc. from 1984 to 1986, most recently as Vice President of Operations, and was employed by Gross & Company, a certified public accounting firm, from 1980 through 1984. Mr. Barrist is a Certified Public Accountant.

Joshua Gindin, Executive Vice President, General Counsel and Secretary. Mr. Gindin has served as Executive Vice President, General Counsel and Secretary since February 2001. Mr. Gindin has served as Executive Vice President and General Counsel of NCO Group since May 1998. Prior to joining NCO Group, Mr. Gindin was a partner in the law firm of Kessler & Gindin since 1995. Mr. Gindin has practiced law since 1983 and has represented NCOF since 1986 and NCOG since 1996.

Michael B. Meringolo, Senior Vice President, Acquisitions and Portfolio Management. Mr. Meringolo has served in this capacity since February 2001. Prior to the Merger, Mr. Meringolo was employed by NCOF in a similar role since September 1997. Previously he was responsible for consumer recoveries and outside agency management at several institutions including Chemical Bank, American Express and First Union National Bank.

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

Item 2. Properties

Our headquarters facility is located at 1804 Washington Blvd., Department 200, Baltimore, Maryland 21230. We share our headquarters facility space with NCOF, which is composed of approximately 2,000 square feet in one of NCOF's collection facilities. NCOF's lease on this facility has a term of 12 years expiring January 2015. Office space is included as part of shared services with NCO Group, which are paid directly to NCO Group.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Price Range of Common Stock

Our common stock was listed on the Nasdaq National Market on April 4, 2001 under the symbol "NCPM". From February 23, 2001 through April 3, 2001, our common stock was quoted on the "Pink Sheets". The following table sets forth the high and low prices for the common stock as reported by the "Pink Sheets" for the period from March 8, 2001 (the date on which information regarding such prices became publicly available) through April 3, 2001, and the high and low prices for the common stock, as reported by Nasdaq for the period from April 4, 2001 to December 31, 2001, and for the fiscal year ended December 31, 2002:

                                                        High         Low
2001                                                    ----         ---
----

First Quarter (from March 8, 2001)..................   $12.25        $6.00
Second Quarter......................................     7.90         5.25
Third Quarter.......................................     8.00         5.00
Fourth Quarter......................................     7.40         5.12


2002
----
First Quarter.......................................   $ 7.13        $6.21
Second Quarter......................................     7.36         6.21
Third Quarter.......................................     7.17         4.85
Fourth Quarter......................................     6.29         4.26

As of March 10, 2003, 57 holders of record held our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock, and do not anticipate paying cash dividends on our common stock in the foreseeable future. In addition, our line of credit facility restricts the payments of cash dividends without the lender's prior consent. We currently intend to retain future earnings to finance our operations and fund the growth of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that our board of directors deems relevant.

Equity Compensation Plan Information

See Part III, Item 12 of this Annual Report for disclosure regarding our equity compensation plan.

Item 6. Selected Financial Data

The following table sets forth selected balance sheet information as of December 31, 1999, 2000, 2001 and 2002, and statement of income and cash flow data for the period January 22, 1999 (date of inception) to December 31, 1999, and each of the years in the three-year period ended December 31, 2002. The selected financial data for the period January 22, 1999 (date of inception) to December 31, 1999 and the years ended December 31, 2000, 2001 and 2002 have been derived from our audited financial statements. The consolidated balance sheets as of December 31, 2001 and 2002 and the consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 2000, 2001 and 2002 are included elsewhere in this Annual Report. The selected financial data presented below should be read in conjunction with the consolidated financial statements and the related notes, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report.

                                                                  For the period
                                                                 January 22, 1999
                                                             (date of inception) to  As of and for the years ended December 31,
(Amounts in thousands, except per share data)                    December 31, 1999    2000          2001 (4)        2002
                                                                 -----------------    ----          --------        ----
Statement of income data:
Revenue...........................................................     $ 1,959      $ 13,151        $ 62,929       $ 63,379

Operating costs and expenses:
   Payroll and related expenses...................................         180           327           1,624          1,532
   Servicing fee expenses.........................................         981         5,741          27,771         35,534
   Selling, general, and administrative expenses..................          57           112           2,017          2,794
   Amortization expense...........................................          --            --             250            320
   Impairment of purchased accounts receivable....................          --            --           2,649          1,935
                                                                       -------       -------        --------       --------
Total operating costs and expenses................................       1,218         6,180          34,311         42,115
                                                                       -------       -------        --------       --------
Income from operations............................................         741         6,971          28,618         21,264
Other income (expense):
   Interest and other income......................................          --            --             531          1,024
   Interest expense...............................................        (253)       (1,334)         (8,230)        (8,224)
                                                                       -------       -------        --------       --------
       Total other expense........................................        (253)       (1,334)         (7,699)        (7,200)
                                                                       -------       -------        --------       --------
Income before income tax expense..................................         488         5,637          20,919         14,064
Income tax expense................................................         183         2,114           7,845          5,269
                                                                       -------       -------        --------       --------
Income from operations before minority interest...................         305         3,523          13,074          8,795
Minority interest.................................................          --            --              --            (15)
                                                                       -------       -------        --------       --------
Net income........................................................       $ 305       $ 3,523        $ 13,074        $ 8,780
                                                                       =======       =======        ========       ========

Basic net income per common share.................................       $0.04         $0.41          $ 1.02         $ 0.65
Diluted net income per common share...............................       $0.04         $0.41          $ 1.02         $ 0.65
Weighted average number of basic shares outstanding...............       8,599         8,599          12,871         13,576
Weighted average number of diluted shares outstanding.............       8,599         8,599          12,871         13,577

Other data:
Revenue as a percentage of collections (1)........................        48.2%         74.2%          60.5%           52.0%
Collections on managed accounts receivable (2)....................     $ 4,064      $ 17,716       $ 104,080      $ 121,806
Collections applied to principal of managed accounts
   receivable (3).................................................       2,105         4,565          41,151         58,427

Cash flows provided by (used in):
  Operating activities............................................         928         7,840          23,032         16,496
  Investing activities............................................      (4,694)      (27,452)        (25,067)       (14,029)
  Financing activities............................................       3,766        19,612           8,544         (2,588)
Impaired purchased accounts receivable as a percentage of total
  purchased accounts receivable...................................           0%            0%            4.2%           3.9%

Balance sheet data:
Cash and cash equivalents.........................................          --            --           6,509          6,388
Purchased accounts receivable.....................................       4,694        31,480         136,339        148,968
Total debt........................................................       3,765        23,377          92,509         92,144
Stockholders' equity..............................................         306         3,829          57,864         66,637

(1) Revenue as a percentage of collections is presented because we rely on this indicator in the management of our business as a key measure of our overall return on investment on purchased accounts receivable.

(2) Managed accounts receivable includes purchased accounts receivable that we own and accounts receivable that we invest in but do not own, including purchased accounts receivable in our investment in securitization, SPV 98-2, but excluding purchased accounts receivable of our joint venture with IMNV.

(3) Collections applied to principal of managed accounts receivable is calculated by subtracting revenue recognized from collections on managed accounts receivable. Collections applied to principal of owned purchased accounts receivable amounted to $4,565, $34,159, and $53,819 for the years ended December 31, 2000, 2001 and 2002, respectively.

 (4) The information presented as of and for the year ended December 31, 2001 includes the results of the Merger from February 21, 2001 to December 31, 2001, and is not comparable to 2000 and 2002.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are an analytics-based purchaser and manager of past due consumer accounts receivable. Past due accounts receivable are the unpaid debts of individuals to consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. We use our proprietary pricing models and extensive analytical databases to evaluate and value accounts receivable purchases. Most of our accounts receivable are VISA(R) and MasterCard(R) credit card accounts that the issuing banks have charged off their books for non-payment. By selling past due accounts receivable to us, credit grantors recover some of their charged off accounts.

On February 20, 2001, Creditrust merged with and into us, at which time we became a publicly traded company. The Merger was accounted for using the purchase method of accounting. As a result of the Merger, we issued 4,977,482 shares of common stock resulting in a total of 13,576,519 shares of our common stock outstanding, including 291,732 shares held in escrow. In 2002, the 291,732 shares held in escrow were distributed to eligible stockholders upon the final resolution of certain disputed and administrative claims. The purchase price was valued at approximately $25 million. Additional acquisition related costs incurred in connection with the Merger were $4.2 million. We allocated the purchase price based on the fair value of the net assets acquired, principally to purchased accounts receivable, deferred tax asset and certain assumed liabilities. The net deferred tax asset of $14.4 million was the result of the combination of a significant net operating loss carryforward acquired in the Merger, offset by deferred tax liabilities arising from book tax differences in the carrying value of the acquired accounts receivable. The purchase price allocation and determination of certain income tax valuations estimated at the Merger date have been finalized and are reflected in the financial statements as of December 31, 2001 and 2002.

From our inception in 1999, we have invested $251.4 million ($6.8 million in 1999, $31.4 million in 2000, $141.7 million in 2001 including $93.5 million from the Merger, and $71.5 million in 2002) in past due consumer accounts receivable. At December 31, 2002, we managed over 4 million accounts with an original charged off amount of almost $11 billion measured as the amount charged off by the credit grantors that originated the charged off VISA(R), MasterCard(R), private label credit cards and consumer loan accounts at the date of charge off.

The following table illustrates our revenue and collection experience for the periods indicated (Amounts in thousands):


                                                                                For the years ended December 31,
                                                                             2000         2001 (4)          2002
                                                                             ----         --------          ----
Revenue.............................................................       $ 13,151      $   62,929     $   63,379
Revenue as a percentage of collections (1)..........................           74.2%           60.5%          52.0%

Collections on managed accounts receivable (2)......................       $ 17,716      $  104,080     $  121,806
Collections applied to principal on managed accounts receivable (3).       $  4,565      $   41,151     $   58,427

          (1) Revenue as a percentage of collections is presented because we rely on this indicator in the management of our business as a key measure of our overall return on investment on purchased accounts receivable.

          (2) Managed accounts receivable include purchased accounts receivable that we own and accounts receivable that we invest in but do not own, including purchased accounts receivable in our investment in securitization, SPV 98-2, but excluding purchased accounts receivable of our joint venture with IMNV.

          (3) Collections applied to principal of managed accounts receivable is calculated by subtracting revenue recognized from collections on managed accounts receivable. Collections applied to principal of owned purchased accounts receivable amounted to $4,565, $34,159, and $53,819 for the years ended December 31, 2000, 2001 and 2002, respectively.

          (4) The information presented for the year ended December 31, 2001 includes the results of the Merger from February 21, 2001 to December 31, 2001, and is not comparable to 2000 and 2002.

Critical Accounting Policies

General

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results will differ from those estimates. We believe the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations. For further discussion of other significant accounting policies, see Notes to Consolidated Financial Statements of the Company - Note B.

Purchased Accounts Receivable

We account for our investment in purchased accounts receivable on an accrual basis under the guidance of the American Institute of Certified Public Accountants' Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive portfolios. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts that are initially recorded at cost. Once a portfolio is established, the accounts in the portfolio are not changed. Proceeds from the sale of accounts and return of accounts within a portfolio are accounted for as collections in that portfolio. The discount between the cost of each portfolio and the face value of the portfolio is not recorded since we expect to collect a relatively small percentage of each portfolio's face value.

Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each portfolio. The IRR for each portfolio is derived based on the expected monthly collections over the estimated economic life of each portfolio (generally five years, based on our collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on applying each portfolio's effective IRR to each portfolio's monthly opening carrying value (effective interest method). To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections are applied to principal. Because the IRR reflects estimated collections for the entire economic life of the portfolio, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the portfolio may be increased by the difference between the revenue accrual and collections.

To the extent actual collections differ from the estimate of collections, we prospectively adjust the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on previously impaired portfolios may occur if the current estimates of future collections are less than the current carrying value recorded. After the impairment of a portfolio, all collections are recorded as a return of capital and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. For the years ended December 31, 2001 and 2002, impairments of $2.6 million and $1.9 million, respectively, were recorded as a charge to income on portfolios where the carrying amounts exceeded the expected future cash flows. No income will be recognized on these portfolios until the carrying values have been fully recovered. The combined carrying values on these impaired portfolios aggregated approximately $5.7 million, or 4.2 percent, and $5.8 million, or 3.9 percent, of purchased accounts receivable, as of December 31, 2001 and 2002, respectively, representing their net realizable value. There were no impairments recorded in 2000.

Use of Estimates

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio. The IRR is used to allocate collections between revenue and amortization of the carrying values of the purchased accounts receivable.

On an ongoing basis, we compare the historical trends of each portfolio to projected collections. Projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. We review each portfolio's adjusted projected collections to determine if further downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one year. For the year ended December 31, 2001, differences between actual and estimated collections on existing portfolios as of the beginning of 2001 resulted in a reduction in revenue, net of estimated servicing costs and impairment expense, of $2.5 million. For the year ended December 31, 2002, differences between actual and estimated collections on existing portfolios as of the beginning of 2002 resulted in a reduction in revenue, net of estimated servicing costs and impairment expense, of $7.5 million.

Cargill Financing:

Our Cargill Financing carries both a conventional coupon rate of interest and a residual share of collections, net of servicing fees, for the life of each portfolio financed. We account for this deferred interest expense throughout the life of the receivables financed by accruing interest equal to Cargill Financial's share of book net income on each portfolio financed.

Investments in debt and equity securities

We acquired an investment in securitization in connection with the Merger. The investment in securitization, SPV 98-2, qualified as a sale under generally accepted accounting principles in 1998 when the securitization was completed. The investment in securitization is accounted for under the provisions of Statement of Financial Accounting Standards No. 115, " Accounting for Certain Investments in Debt and Equity Securities," as a debt security held available-for-sale. This investment accrues income as a noncash item included in the statement of income as other income, and in the balance sheet as a component of the fair value of the investment in securitization. Once the securitization note is retired, recoveries will be applied to reduce the carrying value of the investment in securitization. We record our investment in securitization at fair value and any unrealized gain or loss, net of the related tax effect, generally is not reflected in earnings but is recorded as a separate component of stockholders' equity until realized. As of December 31, 2002, the carrying value approximated fair value. A decline in the value of the investment in securitization below cost that is deemed other than temporary would be charged to income as an impairment and result in the establishment of a new cost basis for the security. No impairments were recorded in 2001 and 2002.

Income Taxes

Income taxes or tax benefits have been provided in the results of operations based on the statutory Federal and state rates at 37.5 percent of pre-tax income. For financial reporting purposes, revenue is recognized over the life of the portfolio. Because the portfolios of purchased accounts receivable are comprised of distressed debt and collection results are not guaranteed until received, for tax purposes, any gain on a particular portfolio is deferred until the full cost of the portfolio is recovered (cost recovery method). Temporary differences arise due to the differences in revenue recognition methods. Permanent differences between the statutory tax rates and actual rates are minimal. Temporary differences arising from the recognition of revenue on purchased accounts receivable have resulted in deferred tax liabilities. Assumed utilization of net operating losses acquired in the Merger have resulted in deferred tax assets. Our deferred tax liabilities grew significantly through 2002 as a result of the increase in purchased accounts receivable, providing us with additional liquidity. As of December 31, 2002, the net deferred tax liability of $4.3 million was the result of the combination of deferred tax assets generated principally by the assumed utilization of net operating loss carryforwards from the Merger, offset by the deferred tax liabilities arising from book tax differences on purchased accounts receivable, including the purchased accounts receivable acquired in the Merger. The utilization of net operating loss carryforwards is an estimate based on a number of factors beyond our control, including the level of taxable income available from successful operations in the future. The utilization of net operating losses acquired in the Merger has been further impacted by Federal tax law provisions that limit the amount of net operating loss carryforwards that can be utilized subsequent to a change in control.

Results of Operations

The following table sets forth certain data from the statement of income on an historical basis, each as a percentage of revenue:

                                                                  For the years ended December 31,
                                                               2000              2001 (1)        2002
                                                               ----              --------        ----
Revenue...................................................    100.0%              100.0%        100.0%
Operating costs and expenses:
    Payroll and related expenses..........................      2.5                 2.6           2.4
    Servicing fee expenses................................     43.7                44.1          56.0
    Selling, general, and administrative expenses.........      0.8                 3.2           4.4
    Amortization expense..................................       --                 0.4           0.5
    Impairment of purchased accounts receivable...........       --                 4.2           3.1
                                                              -----              ------        ------
Total operating costs and expenses........................     47.0                54.5          66.4
                                                              -----              ------        ------
Income from operations....................................     53.0                45.5          33.6
Other income (expense):
    Interest and other income.............................       --                 0.8           1.6
    Interest expense......................................    (10.1)              (13.1)        (13.0)
                                                              -----              ------        ------
Total other expense.......................................    (10.1)              (12.3)        (11.4)
                                                              -----              ------        ------
Income before income tax expense..........................     42.9                33.2          22.2
Income tax expense........................................     16.1                12.5           8.3
                                                              -----              ------        ------
Income from operations before minority interest...........     26.8                20.7          13.9
Minority interest.........................................       --                  --            --
                                                              -----              ------        ------
Net income................................................     26.8%               20.7%         13.9%
                                                              =====              ======        ======


(1) The information presented for the year ended December 31, 2001 includes the results of the Merger from February 21, 2001 to December 31, 2001, and is not comparable to 2000 and 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

For comparison purposes, the year ended December 31, 2001 includes the results of operations for Creditrust from February 21, 2001 through December 31, 2001.

Revenue. Total revenue increased by $450,000, or 0.7 percent, from $62.9 million for the year ended December 31, 2001 to $63.4 million for the year ended December 31, 2002. Collections on managed purchased accounts receivable increased $17.7 million, or 17.0 percent, from $104.1 million for the year ended December 31, 2001 to $121.8 million for the year ended December 31, 2002 as the total amount of purchased accounts receivable under management grew from $136.3 million in 2001 to $149.0 million in 2002. Total purchases were $48.2 million in 2001 versus $71.5 million in 2002. Included in collections for the year ended December 31, 2002, was $3.7 million in proceeds from the sales of accounts, of which $1.7 million was received as a payment on the sale of certain nonperforming accounts to a leading credit card issuer. Additionally, during 2002, we concluded a contract renegotiation with the seller of several existing portfolios resulting in a $4 million cash price reduction on purchases from 2000 and 2001. The $4 million proceeds were recorded as an adjustment to purchase price of the affected portfolios. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the cost of certain of the portfolios becoming fully recovered. Included in revenue for the year ended December 31, 2002, was $803,000 that resulted from the contract price reduction of these fully recovered portfolios.

Actual collection results have differed from estimated projections. For the year ended December 31, 2002, differences between actual and estimated collections on existing portfolios as of the beginning of 2002 resulted in a reduction in revenue, net of estimated servicing costs and impairment expense, of $7.5 million.

Revenue as a percentage of collections was 60 percent and 52 percent for the years ended December 31, 2001 and 2002, respectively. Revenue as a percentage of collections can fluctuate period over period due to a number of factors including:

                  (i) the relative under- or over-achievement of actual collections versus the established estimates. Actual collections exceeding estimates will tend to lower the percentage because revenue is not impacted at the same rate as the change in collections due to the effective interest method of computing revenue, and conversely, not meeting collection estimates will tend to increase the percentage;
                  (ii) the differences in the composition of portfolios at a point in time in their life cycle. Over the life cycle of a portfolio, the percentage will fluctuate due to the variable collection stream. However, in the aggregate, the percentage of collections recognized as revenue should approximate the lifetime profit, before servicing costs, recognized and the remainder is amortized as a return of capital;
                  (iii) the composition of the targeted IRRs present in all of the portfolios combined. Fresher purchased accounts receivable (portfolios with few or no placements to collection agencies prior to purchase) generally have lower IRRs than purchased accounts receivable that have been placed with multiple collection agencies prior to purchase. Fresher accounts receivable typically cost more. However, net of servicing fees, lower IRRs are offset by lower costs to collect, resulting in similar targeted net returns;
                  (iv) collection trends will increase or decrease our expected IRR. Increases or decreases in collections have the effect of raising (within specified parameters) or lowering the future collection projections on all portfolios, which translates into higher or lower IRRs, and in turn, affects the percentage of collections recognized as revenue, and finally;
                  (v) portfolios that become impaired are placed on cost recovery, and no revenue will be recorded until their carrying value has been fully recovered. After the carrying value has been fully recovered, all collections are recorded as revenue.

Revenue as a percentage of collections declined in 2002 versus 2001 due to a number of these factors. First, the total composition of purchased accounts receivable has changed somewhat from 2001. Purchased accounts receivable acquired in, and subsequent to, the Merger were acquired at a lower IRR compared to accounts receivable purchased in prior years. Purchases of accounts receivable made in the latter half of 2001 and continuing through 2002 have returns that were targeted lower at the time of acquisition due to reduced collection estimates due to the tougher economic climate facing us in the near term, and due to larger purchases with components of reperforming accounts
(past due accounts that are now performing). Second, the overall percentage was lowered due to a slow down in collections on existing portfolios as a result of the continued softening economic climate in 2002. Shortfalls in current period collection estimates had the effect of lowering the future projections on most older portfolios, which translated to lower IRRs and revenue compared to collections in the current period. Third, proceeds from sales of accounts totaling $3.7 million are included in collections and had a marginal impact on revenue as the rate at which revenue is recognized period-to-period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. Finally, portfolios with $5.8 million in carrying value, or 3.9 percent of total purchased accounts receivable, as of December 31, 2002 have been impaired and placed on cost recovery status. Accordingly, no revenue was recorded on these portfolios after their impairment. All of these factors equate to a lower ratio of revenue to collections.

Payroll and related expenses. Payroll and related expenses decreased $100,000, or 6.3 percent, from $1.6 million for the year ended December 31, 2001 to $1.5 million for the year ended December 31, 2002. Payroll and related expenses remain a small part of the business model as a percentage of revenue because our collection activities and many administrative functions are outsourced to NCOF. The decrease in payroll and related expenses was principally due to the legal recovery and agency outsourcing groups being transferred to the NCOF attorney network during 2002, as well as a decrease in overall incentive compensation in 2002 compared to 2001.

Servicing fee expenses. Servicing fee expenses increased $7.7 million, or 27.7 percent, from $27.8 million for the year ended December 31, 2001 to $35.5 million for the year ended December 31, 2002. Servicing fees are paid as a commission on collections and include contingency legal fees. Servicing fee expenses are impacted by the volume of collections on purchased accounts receivable and the type of accounts receivable acquired, which effects the servicing fee rates charged by NCOF. Servicing fees paid as a percentage of collections were 26.7 percent and 29.1 percent for the years ended December 31, 2001 and 2002, respectively. Substantially all servicing fees were paid to NCOF for the years ended December 31, 2001 and 2002. Included in servicing fees for the year ended December 31, 2002 was $170,000 in servicing fees paid on $1.7 million in sale proceeds received from the sale of nonperforming accounts to a leading credit card issuer. The increase in servicing fees as a percentage of collections from 2001 to 2002 was principally attributable to the change in the composition of accounts receivable under management. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to accounts receivable purchased since the Merger because collections were more predictable as a result of Creditrust's experience with these portfolios and had a component of re-performing accounts. We expect that servicing fees as a percentage of collections will increase in the future as collections from accounts receivable acquired in the Merger decline in proportion to total collections. Further, NCOF has and may continue to outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The servicing cost to us resulting from outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $800,000, or 40 percent, from $2.0 million for the year ended December 31, 2001 to $2.8 million for the year ended December 31, 2002. Selling, general and administrative expenses consist primarily of filing fees and court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was principally attributable to increased court costs associated with legal collections, professional fees associated with operational compliance activities, and postage in connection with mailings required by the Graham Leach Bliley Privacy Act. Selling, general and administrative expenses for the year ended December 31, 2002, have been reduced by $340,000 relating to the reduction of certain estimated Merger related liabilities as finally determined from the closure of Creditrust's Chapter 11 bankruptcy, in the fourth quarter.

Impairment of purchased accounts receivable. During 2002, we recorded an impairment of $1.9 million, compared to $2.6 million in 2001. The combined remaining carrying value on impaired portfolios aggregated $5.8 million, or 3.9 percent of total purchased accounts receivable, as of December 31, 2002, compared to $5.7 million, or 4.2 percent of total purchased accounts receivable as of December 31, 2001. Impairments have occurred principally on older portfolios purchased prior to the Merger at somewhat higher prices and with original projections predicated on higher collection rates experienced historically under better economic circumstances. The decline in impairment experience is principally due to most of these earlier purchases becoming impaired in 2001. Further, by adjusting under performing portfolios downward by each portfolio's historical trend, the remaining collection estimates are lowered and the likelihood of additional impairments is reduced.

Other income (expense). Other income (expense) decreased $500,000, or 6.5 percent, from $7.7 million for the year ended December 31, 2001 to $7.2 million for the year ended December 31, 2002. Interest expense was flat year over year at $8.2 million due to increased borrowings on new purchases largely offsetting debt repayment on the existing revolver and secured debt. Offsetting interest expense and included in other income is income from two unconsolidated subsidiaries. Interest expense totaled $8.2 million for each of the years ended December 31, 2001 and 2002. Interest income and other income totaled $531,000 and $1.0 million for the years ended December 31, 2001 and 2002, respectively. The increase was principally attributable to growth in net earnings due to additional investments in the joint venture with IMNV.

Income tax expense. Income tax expense was recorded at 37.5 percent of pre-tax income for each of the years ended December 31, 2001 and 2002. Tax payments in 2001 and 2002 were deferred due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for Generally Accepted Accounting Principles and the cost recovery basis for tax reporting.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Revenue. Total revenue increased by $49.7 million, or 378.5 percent, from $13.2 million for the year ended December 31, 2000 to $62.9 million for the year ended December 31, 2001. The increase in revenue was attributable to the purchase of $141.7 million in accounts receivable, consisting of $93.5 million of accounts receivable acquired in our merger with Creditrust, and an additional $48.2 million in accounts receivable purchased in 2001 through normal operations. The carrying value of the purchased accounts receivable increased significantly over the prior year. Collections on purchased accounts receivable increased from $17.7 million for the year ended December 31, 2000 to $104.1 million for the year ended December 31, 2001 due to the increase in purchased accounts receivable. Revenue as a percentage of collections was 74 percent and 60 percent for the years ended December 31, 2000 and 2001, respectively.

Revenue as a percentage of collections for the year ended December 31, 2001, declined principally due to changes in the mix of purchased accounts receivable in 2001 versus 2000. Purchased accounts receivable acquired in the Merger were acquired at a lower IRR compared to accounts receivable purchased in prior years. Net after servicing costs, these purchased accounts receivable are expected to equal or exceed our usual targeted net returns. Further affecting the lower percentage for 2001 were current acquisitions that had returns that were targeted lower at the time of acquisition due to the tougher economic climate facing us in the near term. Finally, the overall percentage was lowered due to a slow down in collections due to the softening economic climate in the first three quarters of 2001, accelerated by the events of September 11.

Actual collection results have differed from estimated projections. For the year ended December 31, 2001, differences between actual and estimated collections on existing portfolios as of the beginning of 2001, resulted in a reduction of revenue, net of estimated servicing costs and impairment expense, of $2.5 million

Portfolios with $5.7 million in carrying value, or 4.2 percent of purchased accounts receivable, as of December 31, 2001 were impaired during 2001 and placed on cost recovery. Accordingly, no revenue was recorded on these portfolios after their impairment, equating to a lower ratio of revenue to collections. See impairment of purchased accounts receivable below.

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

Servicing fee expenses. Servicing fee expenses increased $22.1 million, or 383.7 percent, from $5.7 million for the year ended December 31, 2000 to $27.8 million for the year ended December 31, 2001. The increase in servicing fee expenses is directly attributable to the increase in collections on purchased accounts receivable. Servicing fees paid as a percentage of collections were 32.4 percent and 26.7 percent for the years ended December 31, 2000 and 2001, respectively. The decrease in servicing fees as a percentage of collections was principally attributable to the lower serving fees paid in connection with the purchased accounts receivable acquired in the Merger. Though the mix of accounts acquired in the Merger were generally older and had been through multiple placements (compared to current purchases), collections were more predictable as a result of Creditrust's experience with these portfolios, and had a component of re-performing accounts. We expect that servicing fees as a percentage of collections will increase in the future as collections from accounts receivable acquired in the Merger decline in proportion to total collections. Further, NCOF has and may continue to outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The servicing cost to us resulting from outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased from $112,000 for the year ended December 31, 2000 to $2 million for the year ended December 31, 2001. Selling, general and administrative expenses consist primarily of filing fees and court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was attributable to costs incurred in connection with being an independent public company, and outside collection costs related to the accounts receivable acquired in the Merger.

Impairment of purchased accounts receivable. During 2001, we recorded an impairment of $2.6 million. The combined remaining carrying value on impaired portfolios aggregated $5.7 million, or 4.2 percent of purchased accounts receivable, as of December 31, 2001. No impairments were recorded in 2000. Impairments have occurred principally on older portfolios purchased prior to the Merger at somewhat higher prices and with original projections predicated on higher collection rates experienced historically under better economic circumstances.

Other income (expense). Other income (expense) consisted principally of interest expense and increased $6.4 million, or 477.1 percent, from $1.3 million for the year ended December 31, 2000 to $7.7 million for the year ended December 31, 2001. This increase was principally attributable to an increase in interest expense as a result of $65.3 million in debt incurred and assumed in connection with the Merger, as well as increased borrowings from NCO Group to fund the purchase of accounts receivable in 2001. Included in other income is $329,000 of income from two unconsolidated subsidiaries.

Income tax expense. Income tax expense was recorded at 37.5 percent of pre-tax income for the years ended December 31, 2000 and 2001. Tax payments in 2000 were deferred due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for GAAP and the cost recovery basis for tax reporting. Prior to the Merger, we were included in the consolidated tax return of NCO Group. We received a tax sharing payment of $601,000 from NCO Group for tax losses incurred during the period prior to the Merger.

Liquidity and Capital Resources

Historically, we derived all of our cash flow from collections on purchased accounts receivable and borrowings from NCO Group. Effective with the Merger, we entered into a credit agreement with NCO Group in the form of a subfacility under its existing credit facility. Borrowings under the subfacility have been used primarily for the purchase of accounts receivable, the Merger and working capital to support our growth.

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the credit facility is subject to quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of December 31, 2002, there was $51.2 million available under the credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including our common stock owned by NCO Group. Pursuant to the Merger, we entered into a credit agreement with NCO Group in the form of a subfacility under its existing credit facility. Certain of our assets have been pledged to Citizens Bank and other participating lenders to secure our borrowings under the subfacility. The balance on the NCOG credit facility and our subfacility will become due on May 20, 2004. The borrowing capacity of the subfacility is subject to quarterly reductions. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of May 20, 2004 or the date at which the subfacility is reduced to $25 million. The maximum borrowing capacity on the subfacility was reduced by $2.5 million each quarter in 2002 and was $40 million as of December 31, 2002.

The NCO Group credit agreement and the NCOG subfacility contain certain financial covenants such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") ratio requirements, and include restrictions on, among other things, acquisitions and distributions to stockholders. As of December 31, 2002, NCOG and we were in compliance with all of the financial covenants.

The subfacility carries interest at 2 percent over NCO Group's underlying rate from Citizens Bank and other participating lenders, of which 1 percent is paid to the lenders and 1 percent is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25 percent to 0.50 percent that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.25 percent at December 31, 2002), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25 percent to 2.25 percent depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.38 percent at December 31, 2002). As of December 31, 2001 and 2002, the outstanding balance under the subfacility was $47.1 million and $36.9 million, respectively. Total availability under the subfacility as of December 31, 2002 was $3.1 million.

We have two secured notes payable which were assumed in the Merger that have debt service payments equal to total collections less servicing fees and expenses. No additional borrowings are available on these notes. The combined balances of these two secured notes payable amounted to $41.6 million and $35.5 million as of December 31, 2001 and 2002, respectively. These borrowings carry interest at LIBOR plus 0.65 percent and 15 percent, respectively, and mature on March 2005 and December 2004, respectively. One of these secured notes has a $900,000 liquidity reserve that restricts our use of cash. The reserve will be returned to us upon full satisfaction of the note. As of December 31, 2002, we were in compliance with all of the financial covenants under the notes.

We also have a note payable related to our unconsolidated subsidiary that we assumed in connection with the Merger. This note payable matures on January 2004, carries an interest rate of 8.61 percent, and had a balance of $5.5 million and $2.4 million as of December 31, 2001 and 2002, respectively. In May 2002, another secured note assumed in the Merger was paid off. All collections from this note are now remitted directly to us and are used to purchase new receivables and fund operations.

In August 2002, we entered into a four-year financing agreement with Cargill Financial to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill Financial, at its sole discretion, has the right to finance any purchase of $4 million or more. This agreement gives us the financing to purchase larger portfolios that we may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent as of December 31, 2002), and are nonrecourse to us and NCOG, except for the assets within the special purpose entities established in connection with this financing agreement. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and our original investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 40 percent of collections less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of December 31, 2002 was $17.6 million. As of December 31, 2002, we were in compliance with all of the financial covenants.

We currently have a fixed price, three-month renewable agreement ("forward-flow") with a major financial institution that obligates us to purchase, on a monthly basis, portfolios of charged off receivables meeting certain criteria. As of December 31, 2002, we were obligated to purchase accounts receivable to a maximum of $1.8 million per month through May 2003. A portion of the purchase price is deferred for twelve months, including a nominal rate of interest. NCOG guarantees this forward-flow agreement. Included in notes payable is $2.1 million of deferred purchase price as of December 31, 2002 incurred on purchases from June 2002 through December 2002.

The debt service requirements associated with borrowings under our secured credit facilities, including the borrowings under the Cargill Financial agreement, and the mandatory reductions on our subfacility from NCOG have increased liquidity requirements. The availability under the subfacility was reduced to $40.0 as of December 31, 2002, and provides for additional mandatory reductions of $3.75 million per quarter starting March 31, 2003 until the subfacility is reduced to $25 million. All of our secured debt requires amortization of principal based on total collections net of servicing fees and expenses on the secured portfolios. We anticipate that cash flows from operations will be sufficient to fund all mandatory reductions on the subfacility, debt service payments on secured debt, operating expenses, interest expense and mandatory purchases of accounts receivable under our existing forward-flow agreement. Cash flows from operations are directly related to the amount of collections actually received. Estimates are used to forecast collections and revenue. A decrease in cash flows from operations due to a decrease in collections from changes in the economy or the performance of NCOF as service provider, may require us to reduce the amount of accounts receivable purchased. The effect of reduced accounts receivable purchases would be a reduction in planned collections and revenue in the periods affected.

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2002 (amounts in thousands). For detailed discussion of our contractual obligations, see Notes to Consolidated Financial Statements of the Company -- Notes G, H and I.

                                                               Payments Due by Period
                                       ---------------------------------------------------------------------
                                                      Less than 1   1 to 3 Years   3 to 5 Years  More than 5
                                           Total          Year                                      Years
                                       ------------   -----------   ------------   -----------   -----------
NCOG subfacility                         $ 36,880      $11,880       $25,000        $        --   $        --
Secured notes                              55,264       27,166        28,098                 --            --
Forward flow agreement                      9,000        9,000            --                 --            --
                                         --------      -------       -------        -----------   -----------

Total contractual obligations            $101,144      $48,046       $53,098        $        --   $        --
                                         ========      =======       =======        ===========   ===========


Cash Flows from Operating Activities

Net cash provided by operating activities was $16.5 million for the year ended December 31, 2002, compared to $23.5 million for the year ended December 31, 2001. The decrease in cash and cash equivalents provided by operations was principally attributable to the decrease in net income and deferred income tax expense. Net income decreased from $13.1 million in 2001 to $8.8 million in 2002. Additionally, $2.6 million in restricted cash was released and used to pay down debt in 2001 pursuant to the Merger, compared to $200,000 of restricted cash being released in 2002 when a secured note was fully paid off.

Net cash provided by operating activities was $23.5 million for the year ended December 31, 2001, compared to $7.8 million for the year ended December 31, 2000. The increase in cash and cash equivalents provided by operations was principally attributable to the large increase in net income and deferred income tax expense. Net income grew due to the significant increase in revenue generated from the $93.5 million of accounts receivable acquired in the Merger, and $48.2 million in other accounts receivable purchased in the normal course of business in 2001. Additionally, approximately $2.6 million in restricted cash was released and used to pay down debt in the first quarter of 2001 pursuant to the Merger.

Cash Flows from Investing Activities

Net cash used in investing activities was $14 million for the year ended December 31, 2002, compared to $25.5 million for the year ended December 31, 2001. Net cash used in investing activities is principally a function of the amount of accounts receivable purchased, offset by collections applied to principal of purchased accounts receivable. While cash purchases of accounts receivable grew to $69.6 million in 2002 from $48.2 million in 2001, the amount of collections applied to principal of accounts receivable, including a purchase price adjustment of $3.2 million from the renegotiation of a contract, grew to $57 million in 2002 from $34.1 million in 2001. In 2002, we invested $2.0 million in our joint venture, and we received $546,000 in cash through our investment in a consolidated subsidiary from the minority interest. Additionally, in 2001, $11.1 million in cash was used for pre-acquisition liabilities and related costs in connection with the Merger.

Net cash used in investing activities was $25.5 million for the year ended December 31, 2001, compared to $27.5 million for the year ended December 31, 2000. While cash purchases of accounts receivable grew to $48.2 million in 2001 from $31.4 million in 2000, the amount of collections applied to principal of purchased accounts receivable grew to $34.1 million in 2001 from $4.6 million in 2000. Additionally, in 2001, $11.1 million in cash and cash equivalents was used for pre-acquisition liabilities and related costs in connection with the Merger.

Cash Flows from Financing Activities.

Net cash used in financing activities was $2.6 million for the year ended December 31, 2002, compared to cash provided by investing activities of $8.5 million for the year ended December 31, 2001. Borrowings under the Cargill Financing totaled $24.5 million for 2002, compared to borrowings under the NCOG subfacility of $47.1 million in 2001. Payments on secured notes payable and the NCOG subfacility amounted to $26.8 million in 2002, compared to $40 million in repayments on secured notes payable in 2001. In 2001, there was $2.3 million in proceeds from the issuance of common stock at the time of the Merger, and $901,000 in fees paid to secure the NCO Group credit facility. In 2002, $217,000 in fees were paid to acquire secured debt.

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

Off-Balance Sheet Arrangements

We own a 100 percent retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased receivables were originally securitized. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, and had a balance of $2.4 million and $5.5 million as of December 31, 2002 and 2001, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of December 31, 2002 and 2001, the investment in securitization was $7.5 million and $7.3 million, respectively, composed of $4.2 million and $4.0 million, respectively, in the present value of discounted residual cash flows plus $3.3 million in cash reserves. The maximum exposure to loss as a result of the Company's involvement with this investment in securitization would be limited to the carrying value of the investment in the securitization. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. We recorded $162,000 and $211,000 of income on this investment for the year ended December 31, 2002 and for the period from February 21, 2001 to December 31, 2001, respectively. The off balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note.

We have a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). This Joint Venture was set up in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in other assets on the balance sheet is our investment in the Joint Venture of $3.4 million and $574,000 as of December 31, 2002 and 2001, respectively. Included in the Statement of Income, in "other income," was $762,000 and $118,000 for the years ended December 31, 2002 and 2001, respectively, representing our 50 percent share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital from Cargill Financial, who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.25 percent as of December 31, 2002). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's original investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 40 percent of collections, less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to us.

Related Party Transactions

Servicing Fees

See discussion of servicing fees contained in Item 1. "Business - Collection Services and Monitoring Results".

Services Shared with NCO Group

NCO Group paid certain costs on our behalf during the years ended December 31, 2000, 2001 and 2002. We reimbursed NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Pursuant to management's estimate of the fair allocation of the costs, shared services amounted to $112,000, $180,000 and $180,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

NCO Group Credit Subfacility

See discussion of the NCO Group subfacility contained in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Limited Partnership

In December 2002, we, through one of our subsidiaries, invested $2.4 million for an 80 percent limited partnership interest in a portfolio from a major financial institution in the United Kingdom. The portfolio is comprised of charged off consumer loans to residents of the United Kingdom. Our 20 percent general partner in the transaction is NCO Financial Services (UK) Ltd. ("NCO (UK)"), a wholly owned subsidiary of NCO Group. NCO (UK) is in the business of contingency fee based collections in the United Kingdom, and also purchases accounts receivable in the United Kingdom. NCO (UK) has been servicing the portfolio since originally outsourced by the seller and will continue to do so under the partnership agreement between the two companies. Under the partnership agreement, NCO (UK) will receive a 15 percent preferred distribution for its services to the partnership, including the ongoing servicing of the portfolio. Thereafter, collections are split 80 percent to us and 20 percent to NCO (UK). The operating results of the partnership have been included in our consolidated results. NCO (UK)'s 20 percent interest is deducted from earnings as a minority interest in consolidated earnings. The minority interest was $15,000 for the year ended December 31, 2002.

Impact of Recently Issued and Proposed Accounting Pronouncements

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures required by guarantors in their interim and annual financial statements. FIN 45 also requires a guarantor to recognize a liability at the date of inception for the fair value of the obligation it assumes under the guarantee. The disclosure requirements are effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45, and do not believe the adoption of the recognition and measurement provisions of FIN 45 will have a material impact on our financial position and results of operations.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

In January 2003, the FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements are effective for periods ending after December 15, 2002. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We adopted the disclosure requirements of FIN 46, and do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998)

The exposure draft applies to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed Statement of Position ("SOP") would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the FASB cleared the SOP for issuance subject to minor editorial changes and planned to issue a final SOP in early 2002. The SOP has not yet been issued.

The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over the portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the IRR originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes, changes in corporate tax rates, and foreign currency exchange rate fluctuations. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis-point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. We retain an investment in securitization with respect to our securitized accounts receivable, which is a market risk sensitive financial instrument held for purposes other than trading. This investment exposes us to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1 percent increase in the discount rate used by us in the fair value calculations would not have a material impact on our balance sheet as of December 31, 2002. There would be no impact on our future cash flows. We own an 80 percent interest in a limited partnership that invests in accounts receivable in the United Kingdom. This investment exposes us to risk due to fluctuations in foreign currency exchange rates. As of December 31, 2002, exchange rate fluctuations did not have a material impact on our balance sheet. We do not invest in derivative financial or commodity instruments.

Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended December 31, 2000, 2001 and 2002.

Item 8. Consolidated Financial Statements and Supplementary Data

                         NCO Portfolio Management, Inc.

                   Index to Consolidated Financial Statements

Report of Independent Auditors........................................    26
Consolidated Financial Statements:
     Consolidated Balance Sheets as of December 31, 2001 and 2002.....    27
     Consolidated Statements of Income for each of the
       three years in the period ended December 31, 2002..............    28
     Consolidated Statements of Stockholders' Equity for each of the
       three years in the period ended December 31, 2002..............    29
     Consolidated Statements of Cash Flows for each of the
       three years in the period ended December 31, 2002..............    30
     Notes to Consolidated Financial Statements.......................    31

                         Report of Independent Auditors


To the Board of Directors and
Stockholders of NCO Portfolio Management, Inc.


We have audited the accompanying consolidated balance sheets of NCO Portfolio Management, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NCO Portfolio Management Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

                                                           /s/ Ernst & Young LLP

Philadelphia, PA
January 31, 2003

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                  (Amounts in thousands, except per share data)

                                                                                                        December 31,
                                                 ASSETS                                              2001          2002
                                                                                                  -----------   ----------

Cash and cash equivalents                                                                         $    6,509    $   6,388
Restricted cash                                                                                        1,125          900
Purchased accounts receivable                                                                        136,339      148,968
Investment in securitization                                                                           7,312        7,474
Deferred income taxes                                                                                    992            -
Deferred costs                                                                                           651          547
Other assets                                                                                             784        3,520
                                                                                                  ----------   ----------
     Total assets                                                                                 $  153,712   $  167,797
                                                                                                  ==========   ==========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                             $       73   $       89
     Accrued expenses                                                                                  2,861        3,936
     Accrued compensation and related expenses                                                           405          155
     Notes payable                                                                                    45,379       55,264
     Note payable - affiliate                                                                         47,130       36,880
     Deferred income taxes                                                                                 -        4,276

     Minority interest                                                                                     -          560

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
          no shares issued and outstanding                                                                 -            -
     Common stock,  $.01 par value, 35,000 shares authorized and
          13,576 shares issued and outstanding in 2001 and 2002, respectively                            136          136
     Additional paid-in capital                                                                       40,826       40,826
     Other comprehensive loss                                                                              -           (7)
     Retained earnings                                                                                16,902       25,682
                                                                                                  ----------   ----------
          Total stockholders' equity                                                                  57,864       66,637
                                                                                                  ----------   ----------
Total liabilities and stockholders' equity                                                        $  153,712   $  167,797
                                                                                                  ==========   ==========




                  See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                  (Amounts in thousands, except per share data)


                                                        For the years ended December 31,
                                                         2000         2001         2002
                                                       ---------   ----------    ---------

Revenue                                                $ 13,151    $  62,929     $ 63,379

Operating costs and expenses:
     Payroll and related expenses                           327        1,624        1,532
     Servicing fee expenses                               5,741       27,771       35,534
     Selling, general, and administrative expenses          112        2,017        2,794
     Amortization expense                                     -          250          320
     Impairment of purchased accounts receivable              -        2,649        1,935
                                                       --------    ---------     --------
          Total operating costs and expenses              6,180       34,311       42,115
                                                       --------    ---------     --------

Income from operations                                    6,971       28,618       21,264

Other income (expense):
     Interest and other income                                -          531        1,024
     Interest expense                                    (1,334)      (8,230)      (8,224)
                                                       --------    ---------     --------
          Total other expense                            (1,334)      (7,699)      (7,200)
                                                       --------    ---------     --------
Income before income tax expense                          5,637       20,919       14,064

Income tax expense                                        2,114        7,845        5,269
                                                       --------    ---------     --------

Income from operations before minority interest           3,523       13,074        8,795

Minority interest                                             -            -          (15)
                                                       --------    ---------     --------

Net income                                             $  3,523    $  13,074     $  8,780
                                                       ========    =========     ========

Net income per share:
     Basic                                             $   0.41    $    1.02     $   0.65
                                                       ========    =========     ========
     Diluted                                           $   0.41    $    1.02     $   0.65
                                                       ========    =========     ========

Weighted average shares outstanding:
     Basic                                                8,599       12,871       13,576
     Diluted                                              8,599       12,871       13,577

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                 Consolidated Statements of Stockholders' Equity
                             (Amounts in thousands)

                                                                                      Other
                                                 Common Stock       Additional    Comprehensive    Retained  Comprehensive
                                               Shares     Amount Paid-in Capital  Income (Loss)    Earnings      Income       Total
                                            ------------  ------ ---------------  -------------   ---------- -------------   ------
Balance at January 1, 2000                     8,599      $    1      $      -      $      -       $   305      $   305    $   306

  Net income                                       -           -             -             -         3,523        3,523      3,523
                                             -------      ------      --------      --------       -------      -------    -------

Balance at December 31, 2000                   8,599           1             -             -         3,828        3,828      3,829

Issuance of common stock                       4,977         135        40,826             -             -            -     40,961

  Net income                                       -           -             -             -        13,074       13,074     13,074
                                             -------      ------      --------      --------       -------      -------    -------
Balance at December 31, 2001                  13,576         136        40,826             -        16,902       16,902     57,864

Comprehensive income, net of tax:
  Net income                                       -           -             -             -         8,780        8,780      8,780
  Other comprehensive income (loss):
    Foreign currency translation adjustment
       Total comprehensive income                  -           -             -            (7)            -           (7)        (7)
                                             -------      ------      --------      --------       -------      -------    -------

Balance at December 31, 2002                  13,576      $  136      $ 40,826      $     (7)      $25,682      $ 8,773    $66,637
                                            ========      ======      ========      ========       =======      =======    =======


             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                             (Amounts in thousands)




                                                                                         For the years ended December 31,
                                                                                          2000         2001        2002
                                                                                        --------    ---------   ---------
Cash flows from operating activities:
  Net income                                                                            $  3,523    $  13,074    $  8,780
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                           -          250         320
      Impairment of purchased accounts receivable                                              -        2,649       1,935
      Income from investment in securitization                                                 -         (211)       (162)
      Equity income from investment in joint venture                                           -         (118)       (762)
      Minority interest                                                                        -            -          15
      Changes in operating assets and liabilities, net of acquisition:
        Restricted cash                                                                        -        2,555         225
        Other assets                                                                           -        1,035          36
        Accounts payable and accrued expenses                                                  -       (4,191)        841
        Deferred income taxes                                                              4,317        8,446       5,268
                                                                                        --------    ---------    --------
          Net cash provided by operating activities                                        7,840       23,489      16,496
                                                                                        --------    ---------    --------

Cash flows from investing activities:
  Purchases of accounts receivable                                                       (31,351)     (48,149)    (69,553)
  Collections applied to principal of purchased accounts receivable                        4,565       34,159      53,818
  Purchase price adjustments applied to principal on purchased accounts receivable             -            -       3,197
  Investment in joint venture, net of distributions                                            -         (457)     (2,038)
  Investment in consolidated subsidary by minority interest, net of distributions              -            -         546
  Net cash paid for pre-acquisition liabilities and acquisition related costs               (666)     (11,077)          -
                                                                                        --------    ---------    --------
          Net cash used in investing activities                                          (27,452)     (25,524)    (14,030)
                                                                                        --------    ---------    --------

Cash flows from financing activities:
  Borrowings (repayments) under note payable - affiliate                                       -       47,130     (10,250)
  Borrowings under secured notes payable                                                       -            -      24,477
  Repayment of secured notes payable                                                           -      (40,005)    (16,598)
  Payment of fees to acquire debt                                                              -         (901)       (216)
  Issuance of common stock                                                                     -        2,320           -
  Notes payable, affiliate borrowings                                                     19,612            -           -
                                                                                        --------    ---------    --------
          Net cash provided by (used in) financing activities                             19,612        8,544      (2,587)
                                                                                        --------    ---------    --------

Net increase (decrease) in cash and cash equivalents                                           -        6,509        (121)

Cash and cash equivalents at beginning of year                                                 -            -       6,509
                                                                                        --------    ---------    --------

Cash and cash equivalents at end of year                                                $      -    $   6,509    $  6,388
                                                                                        ========    =========    ========



                    See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A--Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States, Canada and the United Kingdom. NCO Portfolio has funded its purchased accounts receivable through internal cash flows, financing from NCO Group, Inc. ("NCO Group", "NCOG", or the "Parent"), and other financing facilities. NCO Portfolio was a wholly owned subsidiary of NCO Group until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). In connection with the Merger, NCO Portfolio became a publicly traded company (NASDAQ: NCPM). Included in the statement of income are the results of operations of the net assets acquired in the Merger with Creditrust for the period from February 21, 2001 through December 31, 2001.

As part of the acquisition, NCO Portfolio entered into a ten-year service agreement that appointed a wholly owned subsidiary of NCO Group, NCO Financial Systems, Inc. ("NCOF"), as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. Additionally, NCO Group amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank") to provide a credit facility to NCO Portfolio in the form of a subfacility (Note I).

During 2002, all disputed claims and administrative costs related to the bankruptcy of Creditrust were substantially resolved and, based upon such final determination, NCO Group now owns 63.347 percent of the outstanding NCO Portfolio common stock. (See Note C)

Note B--Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. All significant intercompany accounts and transactions have been eliminated. Two affiliates that the Company does not control are InoVision-MEDCLR-NCOP Ventures, LLC and Creditrust SPV98-2, LLC ("SPV 98-2") and are not included in the consolidated financial statements. See Note F - Investments in Unconsolidated Subsidiaries.

Cash and Cash Equivalents

NCO Portfolio considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. One securitization that is accounted for as secured borrowing has provisions that restrict NCO Portfolio's use of cash. Restricted cash as of December 31, 2001 and 2002 was $1.1 million and $900,000, respectively.

Purchased Accounts Receivable

NCO Portfolio accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of the American Institute of Certified Public Accountants' Practice Bulletin 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive portfolios. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts that are initially recorded at cost, which includes the external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed. Proceeds from the sale of accounts and return of accounts within a portfolio are accounted for as collections in that portfolio. The discount between the cost of each portfolio and the face value of the portfolio is not recorded since NCO Portfolio expects to collect a relatively small percentage of each portfolio's face value.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B--Summary of Significant Accounting Policies (Continued)

Purchased Accounts Receivable (continued)

Collections on the portfolios are allocated to revenue and principal reduction based on the estimated internal rate of return ("IRR") for each portfolio. The IRR for each portfolio is derived based on the expected monthly collections over the estimated economic life of each portfolio (generally five years, based on NCO Portfolio's collection experience), compared to the original purchase price. Revenue on purchased accounts receivable is recorded monthly based on each portfolio's effective IRR for the quarter applied to each portfolio's monthly opening carrying value. To the extent collections exceed the revenue, the carrying value is reduced and the reduction is recorded as collections applied to principal. Because the IRR reflects collections for the entire economic life of the portfolio, and those collections are not constant, lower collection rates, typically in the early months of ownership, can result in a situation where the actual collections are less than the revenue accrual. In this situation, the carrying value of the portfolio may be increased by the difference between the revenue accrual and collections.

To the extent actual collections differ from estimated projections, NCO Portfolio prospectively adjusts the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarters' previously impaired portfolios may occur if the current estimated future cash flow projection, after being adjusted prospectively for actual collection results, is less than the current carrying value recorded. After the impairment of a portfolio, all collections are recorded as a return of capital and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. The estimated IRR for each portfolio is based on estimates of future collections, and actual collections will vary from current estimates. The difference could be material.

Third party legal and professional fees incurred with respect to the acquisition of purchase accounts receivable are capitalized as part of the cost of the portfolio, and amortized over the life of the portfolio. For the year ended December 31, 2002, legal and professional fees of $242,000 were capitalized and included in the cost of purchased accounts receivable.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

In the ordinary course of accounting for purchased accounts receivable, estimates are made by management as to the amount and timing of future cash flows expected from each portfolio. The estimated future cash flow of each portfolio is used to compute the IRR for the portfolio. The IRR is used to allocate collections between revenue and principal reduction of the carrying value of the purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. Projected collections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. We review each portfolio's adjusted projected collections to determine if further downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve under-performing portfolios. However, actual results will differ from these estimates and a material change in these estimates could occur within one year. (See Note E)

Investments in Debt and Equity Securities

NCO Portfolio accounts for investments, such as the investment in securitization, SPV 98-2, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As such, investments are recorded as either trading, available for sale, or held to maturity based on management's intent relative to those securities. NCO Portfolio records its investment in securitization as an available for sale debt security. Such a security is recorded at fair value, and the unrealized gain or loss, net of the related taxes, is not reflected in income but is recorded as other comprehensive income in stockholders' equity until realized. A decline in the value of an available for sale security below cost that is deemed other than temporary is charged to earnings as an impairment and results in the establishment of a new cost basis for the security.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B--Summary of Significant Accounting Policies (Continued)

Investments in Debt and Equity Securities (continued)

The investment in securitization represents the residual interest in a securitized pool of purchased accounts receivable acquired in the Merger. The investment in securitization accrues interest at an effective yield (IRR), which is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). Cost approximated fair value of this investment as of December 31, 2001 and 2002. (See Note F).

Foreign Currency Translation

NCO Portfolio consolidates an entity (see Note I) whose functional currency is the British Pound. For this entity, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders' equity as other comprehensive loss and are not included in determining net income.

Income Taxes

Effective with the Merger, NCO Portfolio files its own income tax returns. The Company accounts for income taxes using an asset and liability approach. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities.

The portfolios of purchased accounts receivable are composed of distressed debt. Collection results are not guaranteed until received; accordingly, for tax purposes, any gain on a particular portfolio is deferred until the full cost of its acquisition is recovered. Revenue for financial reporting purposes is recognized over the life of the portfolio. Deferred tax liabilities arise from deferrals created during the early stages of the portfolio. These deferrals reverse after the cost basis of the portfolio is recovered. The creation of new tax deferrals from future purchases of portfolios are expected to offset a significant portion of the reversal of the deferrals from portfolios where the collections have become fully taxable.

Earnings Per Share

Basic earning per share ("EPS") was computed by dividing net income applicable to common stockholders for the years ended December 31, 2000, 2001, and 2002, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing net income for the years ended December 31, 2000, 2001, and 2002, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options have been utilized in calculating diluted net income per share only when their effect would be dilutive. The Company had no stock options outstanding for the year ended December 31, 2000. As of December 31, 2001 and 2002, there were 581,000 and 591,000 options outstanding to purchase shares of common stock, respectively.

The reconciliation of basic-to-diluted weighted average shares outstanding was as follows (amounts in thousands):

                                        For the years ended December 31,
                                    2000             2001               2002
                                    ----             ----               ----
Basic                              8,599            12,871             13,576
Dilutive effect of options            --                --                  1
                                   -----            ------             ------
Diluted                            8,599            12,871             13,577
                                  ======            ======             ======

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B--Summary of Significant Accounting Policies (Continued)

Stock Option Plan

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the periods ending (amounts in thousands, except per share amounts):

                                               For the years ended December 31,
                                                 2000         2001       2002
                                                 ----         ----       ----
Net income - as reported......................  $ 3,523    $13,074    $ 8,780

    Proforma compensation, net of taxes.......      (29)      (372)      (730)
                                                -------    -------    -------
Net income -- pro forma.......................  $ 3,494    $12,702    $ 8,050
                                                =======    =======    =======
Net income per share - as reported:
     Basic and diluted........................  $  0.41    $  1.02    $  0.65
Net income per share -- pro forma:
     Basic and diluted........................  $  0.41    $  0.99    $  0.59

Deferred Costs

NCO Portfolio capitalizes legal and professional fees incurred in connection with new debt facilities. The costs are being amortized over the terms of the facilities, which range from twenty-four to thirty-six months.

Reclassifications

Certain amounts for the year ended December 31, 2001 have been reclassified to conform with 2002 presentation for comparative purposes.

Note C--Acquisitions

On February 20, 2001, Creditrust merged with and into NCO Portfolio, at which time NCO Portfolio became a publicly traded company. The Merger was accounted for using the purchase method of accounting. As a result of the Merger, NCO Portfolio issued 4,977,482 shares of common stock resulting in a total of 13,576,519 shares of NCO Portfolio common stock outstanding, including 291,732 shares held in escrow. In 2002, the 291,732 shares held in escrow were distributed to eligible stockholders upon the final resolution of certain disputed and administrative claims. The purchase price was valued at approximately $25.0 million. Additional acquisition related costs incurred in connection with the Merger were $4.2 million. The Company allocated the purchase price based on the fair value of the net assets acquired, principally to purchased accounts receivable, deferred tax asset and certain assumed liabilities. The net deferred tax asset of $14.4 million recorded was the result of the combination of a significant net operating loss carryforward acquired from Creditrust, offset by deferred tax liabilities arising from book tax differences in the carrying value of the acquired accounts receivable and further limited by Federal tax law regarding the change in control of ownership of the Company.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note C--Acquisitions (Continued)

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

                                                For the years ended December 31,
                                                --------------------------------
                                                  2000                   2001
                                                  ----                   ----
Revenue.......................................  $ 55,300              $ 66,509
Net (loss) income.............................  $(59,751)               $3,583
Net (loss) income per share - basic...........    $(4.40)                $0.26
Net (loss) income per share - diluted.........    $(4.40)                $0.26

Note D--Fair Value of Financial Instruments

The accompanying financial statements include various estimated fair value information as of December 31, 2001 and 2002, as required by SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Such information, which pertains to NCO Portfolio's financial instruments, is based on the requirements set forth in the Statement and does not purport to represent the aggregate net fair value of NCO Portfolio.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Purchased Accounts Receivable

NCO Portfolio records purchased accounts receivable at cost, which is discounted from the contractual receivable balance. NCO Portfolio recorded the accounts receivable acquired in the Merger at fair value. The carrying value of purchased accounts receivable, which is based upon estimated future cash flows, approximated fair value at December 31, 2001 and 2002.

Investment in Securitization

Upon completion of the Merger, NCO Portfolio recorded the investment in securitization acquired from Creditrust at fair value. As of December 31, 2001 and 2002, the carrying value approximated fair value.

Notes Payable

Quoted market prices for the same or similar issues or the current rate offered to NCO Portfolio for debt of the same remaining maturities are used to estimate the fair value of NCO Portfolio's notes payable. At December 31, 2001 and 2002, the carrying amount of the notes payable approximated fair value.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note E--Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer accounts receivable at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the years ended December 31, (amounts in thousands):

                                                                      2001                2002
                                                                      ----                ----
Balance, at beginning of year.................................    $  31,480            $ 136,339
      Purchased accounts receivable acquired in the Merger....       93,518                   --
      Purchases of accounts receivable........................       48,149               71,579
      Collections on purchased accounts receivable............      (97,088)            (116,394)
      Purchase price adjustment...............................           --               (4,000)
      Revenue recognized......................................       62,929               63,379
      Impairment of purchased accounts receivable.............       (2,649)              (1,935)
                                                                  ---------            ---------
Balance, at end of year.......................................    $ 136,339            $ 148,968
                                                                  =========            =========

During the years ended December 31, 2001 and 2002, impairment charges of $2.6 million and $1.9 million, respectively, were recorded as a charge to income on portfolios where the carrying values exceeded the expected future cash flows. No income will be recorded on these portfolios until their carrying values have been fully recovered. As of December 31, 2001 and 2002, the combined carrying values on all impaired portfolios aggregated $5.7 million and $5.8 million, respectively, or 4.2 percent and 3.9 percent of total purchased accounts receivable, respectively, representing their net realizable value. No impairments were recorded in 2000.

Included in collections for the year ended December 31, 2002, was $3.7 million in proceeds from the sales of accounts. During the year ended December 31, 2002, the Company concluded a contract renegotiation with the seller of several existing portfolios resulting in a $4 million cash price reduction on several purchases from 2000 and 2001. The $4 million proceeds were recorded as a reduction to purchase price of the affected portfolios. On several previously impaired portfolios, the cash price reduction reduced the carrying value of such portfolios, resulting in the cost of certain of the portfolios becoming fully recovered. Included in revenue for the year ended December 31, 2002, was $803,000 from these fully cost recovered portfolios. Revenue of approximately $354,000 was recorded during the year ended December 31, 2002, on several nonimpaired portfolios due to the improved IRRs as a result of the cash price reduction.

Note F--Investments in Unconsolidated Subsidiaries

NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased receivables were originally securitized. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had a balance of $5.5 million and $2.4 million as of December 31, 2001 and 2002, respectively. The retained interest represents the present value of the residual interest in the securitization using discounted future cash flows after the securitization note is fully repaid, plus a cash reserve. As of December 31, 2001 and 2002, the investment in securitization was $7.3 million and $7.5 million, respectively, composed of $4.0 million and $4.2 million, respectively, in the present value of discounted residual cash flows plus $3.3 million in cash reserves for each year. The maximum exposure to loss as a result of the Company's involvement with this investment in securitization would be limited to the carrying value of the investment in the securitization. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in securitization based on the discounted cash flows. NCO Portfolio recorded $211,000 and $162,000 of income on this investment for the period from February 21, 2001 to December 31, 2001 and for the year ended December 31, 2002, respectively. The off balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against another securitized note (Warehouse Facility - see Note G).

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F--Investments in Unconsolidated Subsidiaries (Continued)

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture"), with IMNV Holdings, LLC ("IMNV"). This Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Included in "other assets" on the Balance Sheets was the Company's investment in the Joint Venture of $574,000 and $3.4 million as of December 31, 2001 and 2002, respectively. Included in the Statements of Income, in "other income," were $118,000 and $762,000 for the years ended December 31, 2001 and 2002, respectively, representing the Company's 50 percent share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital through Cargill Financial who, at its option, lends 90 percent of the value of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.25 percent as of December 31, 2002). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 40 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of and for the years ended December 31, 2001 and 2002 (amounts in thousands):

                                  2001                2002
                                  ----                ----
Total assets...............     $ 5,581             $11,638
Total liabilities..........     $ 4,455             $ 4,944
Revenue....................     $ 1,061             $ 9,832
Net income.................     $   236             $ 1,524

Note G--Notes Payable

NCO Portfolio assumed four securitized notes payable in connection with the Merger, one of which is included in an unconsolidated subsidiary, SPV98-2 (See Note F). The remaining three notes are reflected in notes payable. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company and NCO Group, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Merger, the trustee appointed NCOF as the successor servicer for each portfolio of purchased accounts receivable within these securitized notes. When the notes payable were established, a separate nonrecourse special purpose finance subsidiary was created to house the assets and issue the debt. These are term notes without the ability to re-borrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of LIBOR plus 0.65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2001 and 2002, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $945,000 and $621,000 for the period from February 21, 2001 to December 31, 2001 and the year ended December 31, 2002, respectively. As of December 31, 2001 and 2002, the amount outstanding on the facility was $17.8 million and $15.4 million, respectively. The note insurer, Radian Asset Assurance Inc., formerly Asset Guaranty Insurance Company, has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when reserves and residual cash flows from another securitization, SPV 98-2, are posted as additional collateral for this facility.

The second securitized note ("SPV99-1") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 carries interest at 9.43 percent per annum, with a final payment date of the earlier of August 2004, or satisfaction of the note from collections. In May 2002, the note was paid off, and the $225,000 liquidity reserve was returned to the Company. The liquidity reserve was included in restricted cash as of December 31, 2001, and was restricted as to use until the facility was retired. Interest expense and trustee fees aggregated $691,000 and $56,000 for the period from February 21, 2001 to December 31, 2001 and for the year ended December 31, 2002, respectively. As of December 31, 2001, the amount outstanding on the facility was $3.8 million.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note G--Notes Payable (Continued)

The third securitized note ("SPV99-2") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 carries interest at 15 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $3.3 million for the period from February 21, 2001 to December 31, 2001 and for the year ended December 31, 2002. As of December 31, 2001 and 2002, the amount outstanding on the facility was $23.8 million and $20.1 million, respectively.

In August 2002, the Company entered into a four-year exclusivity agreement with CFSC Capital Corp. XXXIV ("Cargill Financial"). The agreement stipulates that all purchases of accounts receivable with a purchase price in excess of $4 million, with limited exceptions, shall be first offered to Cargill Financial for financing at its discretion. The agreement has no minimum or maximum credit authorization. The Company may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill Financial chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent as of December 31, 2002). Each borrowing is due twenty-four months after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill Financial will receive 40 percent of the residual collections, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by the Company, including imputed interest. Borrowings under this financing agreement are nonrecourse to us and NCO Group, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill Financial financed portfolios, in addition to other remedies. As of December 31, 2002, NCO Portfolio was in compliance with all required covenants.

During 2002, the Company purchased accounts receivable from Great Lakes Collection Bureau, Inc. and another major credit card institution, which were financed through Cargill Financial under the exclusivity agreement. The total amount borrowed under two notes amounted to $24.5 million. The final payment date on the notes is the earlier of August 2004 and November 2004, respectively, or satisfaction of the notes from collections. Interest expense totaled $1.4 million for the year ended December 31, 2002, which includes $831,000 of accrued interest representing Cargill Financial's residual interest earned. The effective interest rate on these notes, including the residual interest component was approximately 21.8 percent for the year ended December 31, 2002. As of December 31, 2002, $17.6 million was outstanding under this facility.

The required minimum principal payments payable by NCO Portfolio are included in the table under Note I.

Note H--Commitments and Contingencies

Forward-Flow Agreement

NCO Portfolio currently has a fixed price, three-month renewable agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged off receivables meeting certain criteria. As of December 31, 2002, NCO Portfolio was obligated to purchase accounts receivable to a maximum of $1.8 million per month through May 2003. A portion of the purchase price is deferred for twelve months, including a nominal rate of interest. NCO Group guarantees this forward-flow agreement. Included in notes payable is $2.1 million of deferred purchase price as of December 31, 2002.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note I--Related Party Transactions

Servicing Fees

As part of the Merger, NCO Portfolio entered into a ten-year service agreement that appointed NCOF as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. NCO Portfolio pays NCOF to perform collection services for its purchased accounts receivable. Generally, NCOF is paid a commission ranging from 20 percent to 40 percent of collections depending on the nature of the accounts. NCOF may outsource collections activities. As customary in the market, the cost of outsourcing is generally higher as accounts age and are passed to another placement level. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCOF amounted to $5.7 million, $27.5 million and $35.5 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the years ended December 31, 2000, 2001 and 2002. NCO Portfolio reimbursed NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $112,000, $180,000 and $180,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

Note Payable, Affiliate

Prior to the Merger, NCO Portfolio borrowed money from NCO Group to finance the purchase of accounts receivable and to fund certain operating costs, and remitted all cash collections to NCO Group. Effective with the Merger, the notes were paid off, and all collections have been remitted to NCO Portfolio, net of the applicable servicing fees. NCO Portfolio was charged interest on the net outstanding note balance using a weighted average interest rate of 10.24 percent for the year ended December 31, 2000, and 10.21 percent for the period January 1, 2001 to February 20, 2001. Interest expense of $1.3 million and $379,000 was recorded for the year ended December 31, 2000, and the period January 1, 2001 to February 20, 2001, respectively.

NCO Group Credit Facility

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of December 31, 2002, there was $51.2 million available under the credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a credit agreement with NCO Group in the form of a subfacility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Citizens Bank and other participating lenders to secure our borrowings under the subfacility. The balance under the subfacility will become due on May 20, 2004 ("Maturity Date"). The borrowing capacity of the subfacility is subject to mandatory quarterly reductions. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the subfacility is reduced to $25 million. The maximum borrowing capacity on the subfacility was reduced to $40 million as of December 31, 2002. The NCO Group credit agreement and the NCO Portfolio subfacility contain certain financial covenants such as maintaining net worth and funded debt to income before interest, taxes, depreciation, and amortization ("EBITDA") ratio requirements, and include restrictions on, among other things, acquisitions and distributions to stockholders. As of December 31, 2002, NCO Group and NCO Portfolio were in compliance with all of the financial covenants.

                         NCO PORTFOLIO MANAGEMENT, INC.

NCO Group Credit Facility (Continued)

The subfacility carries interest at 2 percent over NCO Group's underlying rate from Citizens Bank and other participating lenders, of which 1 percent is paid to the lenders and 1 percent is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25 percent to 0.50 percent that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.25 percent at December 31, 2002), or the London InterBank Offered Rate ("LIBOR") plus a margin ranging from 1.25 percent to 2.25 percent depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.38 percent at December 31, 2002). The subfacility contains a provision that provides Citizens Bank and other participating lenders with an additional commitment fee of 0.25 percent per quarter. This charge will continue until the subfacility is reduced to $25 million. NCO Portfolio was charged an additional 0.25 percent per quarter on the full commitment from August 20, 2001 to December 31, 2001 and the year ended December 31, 2002, which is included as part of interest expense. NCO Portfolio is charged a fee on the unused portion of the subfacility ranging from 0.13 percent to 0.38 percent depending on NCO Group's consolidated funded debt to EBITDA ratio. As of December 31, 2001 and 2002, the outstanding balance under the subfacility was $47.1 million and $36.9 million, respectively. The total availability on the subfacility as of December 31, 2002 was $3.1 million. Interest expense totaled $3.1 million and $3.0 million for the period February 21, 2001 to December 31, 2001 and the year ended December 31, 2002, respectively.

As of December 31, 2002, required and projected minimum principal payments payable by NCO Portfolio under the notes payable and the NCO Group subfacility are as follows (amounts in thousands):

                Year ending December 31,
                ------------------------
                2003......................................    $ 39,046
                2004......................................      45,828
                2005......................................       7,270
                                                              --------
                Total minimum principal payments..........    $ 92,144
                                                              ========
Limited Partnership

In December 2002, NCO Portfolio invested $2.4 million for an 80 percent limited partnership interest in a portfolio from a major financial institution in the United Kingdom. The portfolio is comprised of charged off consumer loans to residents of the United Kingdom. NCO Portfolio's 20 percent general partner in the transaction is NCO Financial Services (UK) Ltd. ("NCO (UK)"), a wholly owned subsidiary of NCO Group. NCO (UK) is in the business of contingency fee based collections in the United Kingdom, and also purchases accounts receivable in the United Kingdom. NCO (UK) has been servicing the portfolio since originally outsourced by the seller and will continue to do so under the partnership agreement between the two companies. Under the partnership agreement, NCO (UK) will receive a 15 percent preferred distribution for its services to the partnership, including the ongoing servicing of the portfolio. Thereafter, collections are split 80 percent to NCO Portfolio and 20 percent to NCO (UK). The operating results of the partnership have been included in NCO Portfolio's consolidated results. NCO (UK)'s 20 percent interest is deducted from earnings as a minority interest in consolidated earnings. The minority interest was $15,000 for the year ended December 31, 2002.

Note J--Employee Benefit Plans

Employees of NCO Portfolio are participants in NCO Group's savings plan under
Section 401(k) of the Internal Revenue Code (the "Plan"). The Plan allows all eligible employees to defer up to 15 percent of their income on a pretax basis through contributions to the Plan subject to limitations under Section 401(k) of the Internal Revenue Code. NCO Portfolio will provide a matching contribution of 25 percent of the first 6 percent of an employee's contribution.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note K--Income Taxes

Income tax expense consisted of the following components (amounts in thousands):

                                                                                For the years ended December 31,
                                                                          2000                 2001                2002
                                                                          ----                 ----                ----
Current:
      Federal.................................................             $--             $   (601)          $      --
                                                                       -------             --------           ---------
Total current tax benefit.....................................              --                 (601)                 --
                                                                       -------             --------           ---------

Deferred:
      Federal.................................................           1,897                7,641               4,922
      State...................................................             217                  805                 347
                                                                       -------             --------           ---------
Total deferred tax expense....................................           2,114                8,446               5,269
                                                                       -------             --------           ---------

Income tax expense............................................         $ 2,114             $  7,845            $  5,269
                                                                       =======             ========           =========

The net deferred tax assets (liabilities) consist of the following as of
December 31, (amounts in thousands):
                                                                                               2001                2002
Deferred tax assets:                                                                           ----                ----

      Net operating loss carryforward.............................................         $ 33,720            $ 32,630
      Other.......................................................................              637                 387
                                                                                           --------            --------
Total deferred tax assets.........................................................           34,357              33,017

Deferred tax liabilities:
      Purchased accounts receivable...............................................           30,288              34,231
      Investment in securitization................................................            2,833               1,876
      Other.......................................................................              244               1,186
                                                                                           --------            --------
Total deferred tax liabilities....................................................           33,365              37,293
                                                                                           --------            --------
Net deferred tax (liabilities) assets.............................................         $    992            $ (4,276)
                                                                                           ========            ========

A reconciliation of the U.S. statutory income tax rate to the effective rate is as follows:
                                                                                For the years ended December 31,
                                                                          2000              2001                 2002
                                                                          ----              ----                 ----
U. S. statutory income tax rate.................................         35.0%              35.0%                35.0%
State taxes, net of federal benefit.............................          2.5%               2.5%                 2.5%
                                                                         -----              ----                 -----
Effective tax rate..............................................         37.5%              37.5%                37.5%
                                                                         =====              ====                 ====

As of December 31, 2002 NCO Portfolio had a federal net operating loss carryforwards of approximately $105.5 million, which fully expires through 2021. Of this amount, $100.4 million existed as of the date of the Creditrust acquisition. Due to the Creditrust ownership change in 2001, the use of the net operating loss carryforwards could be substantially curtailed by Section 382 of the Internal Revenue Code. The annual use of the net operating loss carryforwards is limited under this section and such limitation is dependent on:
i) the fair market value of Creditrust at the time of the ownership change; and
ii) the net unrealized built-in gains of Creditrust at the time of the ownership change, which are recognized within five years of the Merger date. Based on an analysis performed by the Company, it is anticipated that $81.8 million of the Creditrust net operating loss will be available for utilization after Section 382 limitations. Accordingly, a deferred tax asset based on this amount was recorded at the acquisition date being available to offset future reversing temporary differences and future taxable income. At year-end, this deferred tax asset was expected to be fully utilized to offset future reversing temporary differences, primarily relating to purchased accounts receivable. As of December 31, 2002, the net deferred tax liability of $4.3 million was the result of the combination of deferred tax assets generated principally by the assumed utilization of net operating loss carryforwards from the Merger, offset by the deferred tax liabilities arising from book tax differences on purchased accounts receivable, including the purchased accounts receivable acquired in the Merger.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note L--Stock Option Plan

In November 2000, the Company adopted the 2000 Stock Option Plan (the "2000 Plan"). The 2000 Plan authorized 3.0 million shares of incentive or non-qualified stock options. The 2000 Plan is administered by the Board of Directors and provides for the grant of stock options to directors and to all eligible employees and consultants of NCO Portfolio, including executive officers. Options granted under the plan vest over three years for employees, and one year for directors. The options expire no later than ten years from the date of grant. All of the Company's stock options were issued from the 2000 Plan.

At December 31, 2001 and 2002, there were 24,000 NCO Group stock options outstanding issued prior to the Merger that have a weighted average price of $26.58.

A summary of the stock option activity is as follows (amounts in thousands, except per share amounts):

                                                                                                          Weighted Average
                                                                                           Number of        Exercise Price
                                                                                            Options           Per Share
                                                                                           ---------          ---------
     Outstanding at January 1, 2001..........................................                   --                $ --
        Granted..............................................................                  581                 6.92
                                                                                              ----               ------
     Outstanding at December 31, 2001........................................                  581                 6.92
        Granted..............................................................                   12                 7.10
        Forfeited............................................................                   (2)                6.60
                                                                                              ----               ------
     Outstanding at December 31, 2002........................................                  591               $ 6.92
                                                                                              ====               ======
     Stock options exercisable at year-end...................................                  234               $ 6.93
                                                                                              ====               ======

As of December 31, 2002, there were 591,000 stock options outstanding with a weighted average remaining life of 8.41 years, and 233,667 stock options exercisable with a weighted average remaining life of 8.36 years.

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the periods ending (amounts in thousands, except per share amounts):

                                                                                For the years ended December 31,
                                                                          2000                 2001                2002
                                                                          ----                 ----                ----
     Net income - as reported..........................                  $ 3,523            $ 13,074             $ 8,780
         Proforma compensation costs, net of taxes.....                      (29)               (372)               (730)
                                                                         -------            --------             -------
     Net income -- pro forma...........................                  $ 3,494            $ 12,702             $ 8,050
                                                                         =======            ========             =======

     Net income per share - as reported:
          Basic and diluted............................                  $ 0.41               $ 1.02              $ 0.65
     Net income per share -- pro forma:
          Basic and diluted............................                  $ 0.41               $ 0.99              $ 0.59

                         NCO PORTFOLIO MANAGEMENT, INC.

Note L--Stock and Option Plans (Continued)

The estimated weighted average, grant date fair values of the options granted during the years ended December 31, 2000, 2001 and 2002 were $10.81, $4.40 and $4.40, respectively. All stock options granted were at the fair market value of the stock on the grant date. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions for grants on a weighted average basis is as follows:

                                                                                For the years ended December 31,
                                                                          2000                 2001                2002
                                                                          ----                 ----                ----

     Volatility factor.................................                 52.96%                 73.90%             63.80%
     Risk-free interest rate...........................                  5.90%                  4.50%              4.50%
     Expected life in years............................                  3.25                   5.00               5.00
     Dividend yield....................................                  None                   None               None
     Forfeiture rate...................................                  5.00%                  5.00%              5.00%

Note M--Supplemental Cash Flows Information

The following are supplemental disclosures of cash flow information for the years ended December 31, 2000, 2001 and 2002 (amounts in thousands):

                                                                        2000                  2001                 2002
                                                                        ----                  ----                 ----
Cash paid for interest..........................................      $ 1,334            $   7,846               $ 7,455
Noncash investing and financing activities:
      Deferred portion of purchased accounts receivable.........      $    --            $      --               $ 2,026
      Common stock issued for Creditrust acquisition............      $    --            $  24,058               $    --
      Fair value of assets acquired in merger...................      $    --            $ 123,978               $    --
      Liabilities assumed in merger.............................      $    --            $ 109,394               $    --

Note N--Supplementary Financial Information (Unaudited)

The following tables represent selected quarterly financial information for the three months ended (amounts in thousands, except per share amounts):

                                            March 31,              June 30,           September 30,           December 31,
                                              2001                   2001                 2001                    2001
                                              ----                   ----                 ----                    ----
Revenue                                     $ 12,618               $ 17,916              $ 16,189                $ 16,206
Income from operations                         6,232                  8,490                 6,509                   7,387
Net income                                     2,931                  3,923                 2,703                   3,517
Basic and diluted net income per share      $   0.27               $   0.29              $   0.20                $   0.26

                                             March 31,             June 30,           September 30,           December 31,
                                              2002                   2002                 2002                    2002
                                              ----                   ----                 ----                    ----

Revenue                                     $ 16,270               $ 14,108              $ 16,338                $ 16,663
Income from operations                         5,978                  4,213                 5,887                   5,186
Net income                                     2,651                  1,727                 2,424                   1,978
Basic and diluted net income per share      $   0.20               $   0.13              $   0.18                $   0.15


                         NCO PORTFOLIO MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Note O - Impact of Proposed Accounting Pronouncements

FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others"

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures required by guarantors in its interim and annual financial statements. FIN 45 also requires a guarantor to recognize a liability at the date of inception for the fair value of the obligation it assumes under the guarantee. The disclosure requirements are effective for periods ending after December 15, 2002. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45, and do not believe the adoption of the recognition and measurement provisions of FIN 45 will have a material impact on the Company's financial position and results of operations.

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

In January 2003, the FASB issued Interpretation No. 46 ("FIN" 46), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements are effective for periods ending after December 15, 2002. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We adopted the disclosure requirements of FIN 46, and do not believe the adoption of FIN 46 will have a material impact on the Company's financial position and results of operations.

Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998)

The exposure draft applies to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed SOP would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the FASB cleared the SOP for issuance subject to minor editorial changes and planed to issue a final SOP in early 2002. The SOP has not yet been issued.

The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over the portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the IRR originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference from the Company's definitive information statement relating to the 2003 Annual Meeting of Stockholders to be filed in accordance with General Instructions G(3) to the Annual Report.

Item 11. Executive Compensation

Incorporated by reference from the Company's definitive information statement relating to the 2003 Annual Meeting of Stockholders to be filed in accordance with General Instructions G(3) to the Annual Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information under this Item, other than the equity compensation plan information provided below, is incorporated by reference from the Company's definitive information statement relating to the 2003 Annual Meeting of Stockholders to be filed in accordance with General Instructions G(3) to the Annual Report.

Equity Compensation Plan Information

The following table details information regarding the Company's existing equity compensation plan as of December 31, 2002 (amounts in thousands, except for exercise price):

                                                                                                                    (c)
                                                                                                           Number of securities
                                                                        (a)                   (b)           remaining available
                                                              Number of securities     Weighted-average     for future issuance
                                                                to be issued upon      exercise price of       under equity
                                                                   exercise of            outstanding        compensation plans
                                                               outstanding options,    options, warrants    (excluding securities
Plan category                                                  warrants and rights        and rights      reflected in column (a))
-------------                                                  -------------------        ----------      -----------------------
Equity compensation plans approved by security holders........            591               $ 6.92                  2,409
Equity compensation plans not approved by security holders....             --                   --                     --
                                                                          ---               ------                  -----
Total.........................................................            591               $ 6.92                  2,409
                                                                          ===               ======                  =====

Item 13. Certain Relationships and Related Transactions

Incorporated by reference from the Company's definitive information statement relating to the 2003 Annual Meeting of Stockholders to be filed in accordance with General Instructions G(3) to the Annual Report.

Item 14. Controls and Procedures

Quarterly evaluation of our Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Annual Report, we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls. Our management, including the CEO and CFO, does not expect that our Disclosure Controls or our "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that, to the best of their knowledge and subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to us during the period when our periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, to the best of their knowledge, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)    The following consolidated financial statements of NCO
          Portfolio Management, Inc. and its subsidiaries are included in
          Item 8:
                                                                            Page
          Report of Independent Auditors                                      26

          Consolidated Balance Sheets as of December 31, 2001 and 2002        27

          Consolidated Statements of Income for each of the three years in
          the period ended December 31, 2002                                  28

          Consolidated Statements of Stockholders' Equity for each of the
          three years in the period ended December 31, 2002                   29

          Consolidated Statements of Cash Flows for each of the three years
          in the period ended December 31, 2002                               30

          Notes to Consolidated Financial Statements                          31

(a)(2) No financial statement schedules for the years ended December 31, 2001 and 2002 are required to be filed as part of this Annual Report.

(a)(3) List of Exhibits filed in accordance with Item 601 of Regulation S-K. The following exhibits are incorporated by reference in, or filed with, this Annual Report:

Exhibit No.                         Document
-----------                         --------

2.1 Second Amended and Restated Agreement and Plan of Merger dated as of September 20, 2000 for the Merger of Creditrust Corporation with and into NCO Portfolio Funding, Inc. (7)

3.1       Certificate of Incorporation of NCO Portfolio Management, Inc. (1)

3.2       By-Laws of NCO Portfolio Management, Inc. (1)

4.1 Senior Secured Bridge Note dated August 2, 1999, executed by Creditrust SPV 99-2, LLC. (5)

4.2       Reference is being made to the form of Promissory Note in
          Exhibit 10.38

4.3       Reference is being made to the form of Promissory Note in
          Exhibit 10.45

4.4       Reference is being made to the form of Promissory Note in
          Exhibit 10.48

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

10.16 Amended and Restated Limited Liability Company Agreement of Creditrust SPV99-2, LLC dated as of March 1, 2000. (7)

10.17 Indenture and Servicing Agreement, dated as of August 31, 1999, by and among Creditrust SPV99-1, LLC, Norwest Bank Minnesota, National Association, and Creditrust Corporation (5)

10.18 Amendment No. 1 to Indenture and Servicing Agreement, dated as of February 14, 2001, among Creditrust SPV 99-1, Wells Fargo Bank Minnesota, National Association and NCO Financial Systems, Inc. (10)

10.19 Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of August 31, 1999. (5)

10.20 Amendment No. 1 to Limited Liability Company Agreement of Creditrust SPV99-1, LLC, dated as of February 14, 2001, between Creditrust Corporation and GSS Holdings II, Inc. (10)

10.21 Creditrust Corporation Fifth Amended Plan of Reorganization Under Chapter 11 Bankruptcy dated December 21, 2000. (7)

10.22 Fifth Amended Disclosure Statement of Creditrust Corporation dated December 21, 2000. (7)

10.23 Independent Contractor Agreement between NCO Portfolio Funding, Inc. and Joseph K. Rensin. (8)

10.24 Order Confirming Fifth Amended Plan of Reorganization (with Technical Amendments) dated December 21, 2000. (10)

10.25 Amendment No. 1 to Limited Liability Company Agreement, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc. (10)

10.26 Amendment No. 1 to Limited Liability Company Agreement of Creditrust Funding I, LLC, dated as of February 20, 2001, between Creditrust Corporation and GSS Holdings II, Inc. (10)

10.27 Servicing Agreement, dated as of February 14, 2001, between Creditrust Corporation and NCO Financial Systems, Inc. (10)

10.28 Servicing Agreement, dated as of February 20, 2001, among Creditrust SPV99-2, LLC, NCO Financial Systems, Inc. and Wells Fargo Bank. (10)

10.29 Subscription Agreement between NCO Portfolio Management, Inc. and Joseph K. Rensin. (10)

10.30 Subscription Agreement between NCO Portfolio Management, Inc. and Michael J. Barrist. (10)

10.31 Credit Agreement, dated as of February 20, 2001, between NCO Portfolio Management, Inc. and NCO Group, Inc. (10)

10.32     NCO Portfolio Management, Inc. 2000 Stock Option Plan. (9) (10)

10.33 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Michael B. Meringolo. (9) (11)

10.34     Limited Liability Agreement of InoVision-MEDCLR-NCOP Ventures, L.L.C.
          (11)

10.35     Limited Liability Agreement of InoVision-MEDCLR-NCOP-F, L.L.C. (11)

10.36     Limited Liability Agreement of InoVision-MECLR-NCOP-NF, L.L.C. (11)

10.37 Exclusivity Agreement dated March 9, 2001, by and among Marlin Integrated Capital Holding Corporation, NCO Portfolio Management, Inc. NCO Group, Inc. (11)

10.38 Credit Agreement by and between InoVision-MEDCLR-NCOP-F, L.L.C. as Borrower and CFSC Capital Corp. XXXIV, as Lender dated as of March 9, 2001 (11)

10.39 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Michael J. Barrist (9) (12)

10.40 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Richard J. Palmer (9) (12)

10.41 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Joshua Gindin (9) (12)

10.42 Employment Agreement dated February 20, 2001 by and between NCO Portfolio Management, Inc. and Steven L. Winokur (9) (12)

10.43 Amendment No. 5 to Indenture and Servicing Agreement (Series 98-2) Creditrust SPV 98-2, LLC, as Issuer and Wells Fargo Bank Minnesota, National Association, as Trustee and Backup Servicer and Radian Asset Assurance Inc. (f/k/a Asset Guaranty Insurance Company), as Note Insurer and NCO Financial Systems, Inc. as Successor Servicer Dated June 29, 2002. (13)

10.44 Amendment No. 6 to Indenture and Servicing Agreement (Warehouse Facility) Creditrust Funding I, LLC, as Issuer and Wells Fargo Bank Minnesota, National Association, as Trustee and Backup Servicer and Radian Asset Assurance Inc. (f/k/a Asset Guaranty Insurance Company), as Note Insurer and NCO Financial Systems, Inc. as Successor Servicer Dated June 29, 2002. (13)

10.45 Credit Agreement by and between NCOP Lakes, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender dated as of August 19, 2002. (13)

10.46 Exclusivity Agreement related to Credit Agreement between NCOP Lakes, Inc. (the Borrower) and CFSC Capital Corp. XXXIV (the Lender) dated as of August 19, 2002. (13)

10.47 First Amendment to Credit Agreement dated as of November 1, 2002, by and between NCO Portfolio Management, Inc. (the "Borrower") and NCO Group, Inc. (the "Lender"). (13)

10.48 Credit Agreement by and between NCOP Capital, Inc. as Borrower and CFSC Capital Corp. XXXIV as Lender dated as of November 26, 2002. (14)

10.49 Amendment No.1 to Servicing Agreement, dated as of October 1, 2002, entered into by and between NCO Portfolio Management, Inc. (as successor by Merger to Creditrust Corporation), for itself and as the sole owner of Creditrust SPV2, LLC, as owner and NCO Financial Systems, Inc., as servicer. (14)

21.1      List of Subsidiaries. (14)

23.1      Consent of Independent Auditors (14)

99.1 Chief Executive Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          (14)

99.2 Chief Financial Officer Certification Pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          (14)

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

(10) Previously filed as an exhibit to NCO Portfolio's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference.

(11) Previously filed as an exhibit to NCO Portfolio's Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference.

(12) Previously filed as an exhibit to NCO Portfolio's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated herein by reference.

(13) Previously filed as an exhibit to NCO Portfolio's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.

(14) Filed herewith.

       (b) Reports on Form 8-K.

NCO Portfolio filed an 8-K on October 4, 2002, Item 7 " Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosures". NCO Portfolio filed an 8-K on November 20, 2002, Item 7 " Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosures".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on March 13, 2003.

                         NCO Portfolio Management, Inc.

                           By: /s/ MICHAEL J. BARRIST
                               -----------------------
                               Chairman, Chief Executive Officer, and President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Title                                 Date
              ---------                         -----                                 -----
/s/ Michael J. Barrist       Chairman, Chief Executive Officer, and President      March 13, 2003
----------------------       (Principal Executive Officer)
Michael J. Barrist

/s/ Richard J. Palmer        Senior Vice President, Chief Financial Officer        March 13, 2003
---------------------        and Treasurer
Richard J. Palmer            (Principal Financial and
                             Accounting Officer)

/s/ James D. Rosener         Director                                              March 13, 2003
---------------------
James D. Rosener


/s/ James T. Hunter          Director                                              March 13, 2003
--------------------
James T. Hunter


/s/ Jeffrey A. Schraeder     Director                                              March 13, 2003
------------------------
Jeffrey A. Schraeder


/s/ Alan D. Scheinkman       Director                                              March 13, 2003
----------------------
Alan D. Scheinkman


                                 CERTIFICATIONS

I, Michael J. Barrist, Chief Executive Officer of NCO Portfolio Management, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of NCO Portfolio Management, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ MICHAEL J. BARRIST
----------------------+
Michael J. Barrist
Chief Executive Officer
(Principal Executive Officer)

I, Richard J. Palmer, Chief Financial Officer of NCO Portfolio Management, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of NCO Portfolio Management, Inc.;
         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ RICHARD J. PALMER
----------------------
Richard J. Palmer
Chief Financial Officer
(Principal Financial Officer)