Form 10-Q
period 2003-03-31
NCO PORTFOLIO MANAGEMENT INC
filed 2003-05-15
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


       1804 Washington Blvd., Dept. 200, Baltimore, Maryland 21230
             (Address of principal executive offices)      (Zip code)

       Registrant's telephone number, including area code: (443) 263-3020

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of May 15, 2003 was 13,576,519.

                         NCO PORTFOLIO MANAGEMENT, INC.

                                    FORM 10-Q

                                      INDEX
PART I.  FINANCIAL INFORMATION

             Item 1. Consolidated Financial Statements (Unaudited)
                                                                                                                     Page
                         Consolidated Balance Sheets
                         As of December 31, 2002 and March 31, 2003....................................................  3

                         Consolidated Statements of Income
                         For the Three Months Ended March 31, 2002 and 2003............................................  4

                         Consolidated Statements of Cash Flows
                         For the Three Months Ended March 31, 2002 and 2003............................................  5

                         Notes to Consolidated Financial Statements....................................................  6

             Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations........................................................... 15

             Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................ 20

             Item 4. Controls and Procedures........................................................................... 20

PART II.  OTHER INFORMATION

             Item 1. Legal Proceedings................................................................................. 21

             Item 2. Changes in Securities and Use of Proceeds......................................................... 21

             Item 3. Defaults Upon Senior Securities................................................................... 21

             Item 4. Submission of Matters to a Vote of Shareholders................................................... 21

             Item 5. Other Information................................................................................. 21

             Item 6. Exhibits and Reports on Form 8-K.................................................................. 21

             SIGNATURES................................................................................................ 22

             CERTIFICATIONS............................................................................................ 23

Part 1 - Financial Information

Item 1 - Financial Statements

                         NCO PORTFOLIO MANAGEMENT, INC.
                           Consolidated Balance Sheets
                    (Amounts in thousands, except par values)

                                                                                                 (Unaudited)
                                                                               December 31,        March 31,
                                                 ASSETS                            2002              2003
                                                                                ----------        ----------
Cash and cash equivalents                                                         $ 6,388         $  11,317
Restricted cash                                                                       900               900
Purchased accounts receivable                                                     148,968           147,697
Investment in securitization                                                        7,474             7,474
Deferred costs                                                                        547               446
Investment in joint venture                                                         3,362             3,835
Other assets                                                                          158               206
                                                                                ---------         ---------
          Total assets                                                          $ 167,797         $ 171,875
                                                                                =========         =========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable                                                                $ 89              $ 41
     Accrued expenses                                                               3,936             5,839
     Accrued compensation and related expenses                                        155               202
     Secured notes payable                                                         55,264            55,900
     Note payable - affiliate                                                      36,880            36,250
     Deferred income taxes                                                          4,276             5,137

     Minority interest                                                                560               500

Stockholders' equity:
     Preferred stock, $.01 par value, 5,000 shares authorized,
        no shares issued and outstanding                                                -                 -
     Common stock,  $.01 par value, 35,000 shares authorized,
        13,576 shares issued and outstanding                                          136               136
     Additional paid-in capital                                                    40,826            40,826
     Other comprehensive loss                                                          (7)              (72)
     Retained earnings                                                             25,682            27,116
                                                                                ---------         ---------
          Total stockholders' equity                                               66,637            68,006
                                                                                ---------         ---------
Total liabilities and stockholders' equity                                      $ 167,797         $ 171,875
                                                                                =========         =========

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                        Consolidated Statements of Income
                                   (Unaudited)
                  (Amounts in thousands, except per share data)

                                                                           For the Three Months
                                                                             Ended March 31,
                                                                       2002                   2003
                                                                     --------              --------
Revenue                                                              $ 16,270              $ 18,232

Operating costs and expenses:
     Payroll and related expenses                                         554                   480
     Servicing fee expenses                                             8,300                11,873
     Selling, general, and administrative expenses                        566                   938
     Amortization expense                                                  75                   108
     Impairment of purchased accounts receivable                          797                   310
                                                                     --------              --------
          Total operating costs and expenses                           10,292                13,709
                                                                     --------              --------

Income from operations                                                  5,978                 4,523

Other income (expense):
     Interest and other income                                            131                   494
     Interest expense                                                  (1,867)               (2,653)
                                                                     --------              --------
          Total other income (expense)                                 (1,736)               (2,159)
                                                                     --------              --------
Income before income tax expense                                        4,242                 2,364

Income tax expense                                                      1,591                   860
                                                                     --------              --------

Income from operations before minority interest                         2,651                 1,504

Minority interest                                                           -                   (70)
                                                                     --------              --------

Net  income                                                          $  2,651              $  1,434
                                                                     ========              ========

Net income per share applicable to common stockholders:
     Basic and diluted                                               $   0.20              $   0.11
                                                                     ========              ========

Weighted average shares outstanding:
     Basic and diluted                                                 13,576                13,576
                                                                     ========              ========

                             See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                             (Amounts in thousands)

                                                                                  For the Three Months
                                                                                    Ended March 31,
                                                                                  --------------------
                                                                                   2002        2003
                                                                                  -------     --------
Cash flows from operating activities:
  Net income                                                                      $ 2,651     $  1,434
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                   75          108
      Impairment of purchased accounts receivable                                     797          310
      Income from investment in securitization                                        (28)           -
      Equity income from investment in joint venture                                  (83)        (473)
      Minority interest                                                                 -           70
      Changes in operating assets and liabilities:
        Deferred income taxes                                                       1,591          860
        Other assets                                                                   (1)         (48)
        Accounts payable and accrued expenses                                         (64)       1,992
                                                                                  -------     --------
          Net cash provided by operating activities                                 4,938        4,253
                                                                                  -------     --------

Cash flows from investing activities:
  Purchases of accounts receivable                                                 (9,044)     (16,870)
  Collections applied to principal of purchased accounts receivable                11,059       18,691
  Investment in joint venture, net of distributions                                  (197)           -
  Distributions of minority interest                                                    -         (130)
                                                                                  -------     --------
          Net cash provided by investing activities                                 1,818        1,691
                                                                                  -------     --------

Cash flows from financing activities:
  Borrowings under note payable - affiliate                                           370        1,000
  Repayments of note payable - affiliate                                                -       (1,630)
  Borrowings under secured notes payable                                                -        6,054
  Repayment of secured notes payable                                               (4,239)      (6,432)
  Payment of fees to acquire new debt                                                   -           (7)
                                                                                  -------     --------
          Net cash used in financing activities                                    (3,869)      (1,015)
                                                                                  -------     --------

Net increase in cash and cash equivalents                                           2,887        4,929

Cash and cash equivalents at beginning of period                                    6,509        6,388
                                                                                  -------     --------

Cash and cash equivalents at end of period                                        $ 9,396     $ 11,317
                                                                                  =======     ========

                   See accompanying notes.

                         NCO PORTFOLIO MANAGEMENT, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note A - Organization and Business

NCO Portfolio Management, Inc. ("NCO Portfolio" or the "Company") was incorporated in Delaware on January 22, 1999 (date of inception) under the name of NCO Portfolio Funding, Inc. The Company changed its name from NCO Portfolio Funding, Inc. to NCO Portfolio Management, Inc. in February 2001. NCO Portfolio purchases and manages past due consumer accounts receivable from consumer creditors such as banks, finance companies, retail merchants, hospitals, utilities, and other consumer-oriented companies. NCO Portfolio's purchased accounts receivable originate from consumers located throughout the United States, Canada, and the United Kingdom. NCO Portfolio has funded its purchased accounts receivable through internal cash flows, financing from NCO Group, Inc. ("NCO Group" or the "Parent"), and other financing facilities. NCO Portfolio was a wholly owned subsidiary of NCO Group, Inc. until NCO Portfolio's merger with Creditrust Corporation ("Creditrust") on February 20, 2001 (the "Merger"). In connection with the Merger, NCO Portfolio became a publicly traded company (NASDAQ: NCPM).

As part of the acquisition, NCO Portfolio entered into a ten year service agreement that appointed a wholly owned subsidiary of NCO Group, NCO Financial Systems, Inc. ("NCOF") as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. Additionally, NCO Group amended its credit agreement with Citizens Bank of Pennsylvania ("Citizens Bank") to provide a credit facility to NCO Portfolio in the form of a subfacility. See Note G - Related Party Transactions.

Note B - Summary of Significant Accounting Policies

Basis of Accounting

The financial statements and disclosures included herein for the three months ended March 31, 2002 and 2003 are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company (see Note G - Related Party transactions). All significant intercompany accounts and transactions have been eliminated. Two affiliates that the Company does not control are InoVision-MEDCLR-NCOP Ventures, LLC and Creditrust SPV98-2, LLC ("SPV 98-2") and are not included in the consolidated financial statements. See Note D - Investments in Unconsolidated Subsidiaries.

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. One securitization that is accounted for as secured borrowing has provisions that restrict NCO Portfolio's use of cash. Restricted cash as of December 31, 2002 and March 31, 2003 was $900,000.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Summary of Significant Accounting Policies (Continued)

Purchased Accounts Receivable

NCO Portfolio accounts for its investment in purchased accounts receivable on an accrual basis under the guidance of the American Institute of Certified Public Accountants' Practice Bulletin No. 6, "Amortization of Discounts on Certain Acquired Loans," using unique and exclusive portfolios. Portfolios are established with accounts having similar attributes. Typically, each portfolio consists of an individual acquisition of accounts that are initially recorded at cost, which includes external costs of acquiring portfolios. Once a portfolio is acquired, the accounts in the portfolio are not changed. Proceeds from the sale of accounts and return of accounts within a portfolio are accounted for as collections in that portfolio. The discount between the cost of each portfolio and the face value of the portfolio is not recorded since NCO Portfolio expects to collect a relatively small percentage of each portfolio's face value.

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

To the extent actual collections differ from estimated projections, NCO Portfolio prospectively adjusts the IRR. If the carrying value of a particular portfolio exceeds its expected future collections, a charge to income would be recognized in the amount of such impairment. Additional impairments on each quarter's previously impaired portfolios may occur if the current estimated future collections projection, after being adjusted prospectively for actual collection results, is less than the carrying value recorded. After the impairment of a portfolio, all collections are recorded as a return of capital and no income is recorded on that portfolio until the full carrying value of the portfolio has been recovered. The estimated IRR for each portfolio is based on estimates of future collections, and actual collections will vary from current estimates. The difference could be material.

Third party legal and professional fees incurred with respect to the acquisition of purchase accounts receivable are capitalized as part of the cost of the portfolio, and amortized over the life of the portfolio. For the three months ended March 31, 2002 and 2003, no legal and professional fees were capitalized.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount and timing of future collections expected from each portfolio. The estimated future collections of each portfolio are used to compute the IRR for the portfolio. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

On an ongoing basis, the Company compares the historical trends of each portfolio to projected collections. The future projections are then increased, within preset limits, or decreased based on the actual cumulative performance of each portfolio. The Company reviews each portfolio's adjusted projected collections to determine if further upward or downward adjustment is warranted. Management regularly reviews the trends in collection patterns and uses its best efforts to improve collections of under-performing portfolios. On newly acquired portfolios, additional reviews are made to determine if the purchase budget requires upward or downward adjustment due to unusual collection patterns in the early months of ownership. However, actual results will differ from these estimates and a material change in these estimates could occur within one year. See Note C - Purchased Accounts Receivable.

                         NCO PORTFOLIO MANAGEMENT, INC.

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

The investment in securitization represents the residual interest in a securitized portfolio of purchased accounts receivable acquired in the Merger. The investment in securitization accrues interest at an IRR that is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). The cost of this investment approximates fair value at March 31, 2003. See Note D - Investments in Unconsolidated Subsidiaries.

Foreign Currency Translation

NCO Portfolio consolidates an entity whose functional currency is the British Pound. For this entity, the assets and liabilities have been translated using the current exchange rates, and the income and expenses have been translated using historical exchange rates. The adjustments resulting from translation have been recorded separately in stockholders' equity as other comprehensive loss and are not included in determining net income.

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

Earnings Per Share

Basic earning per share ("EPS") was computed by dividing net income applicable to common stockholders for the three months ended March 31, 2002 and 2003, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing net income applicable to common stockholders for the three months ended March 31, 2002 and 2003, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options have been utilized in calculating diluted net income per share only when their effect would be dilutive. As of March 31, 2002 and 2003, there were 581,000 and 706,500 options outstanding to purchase shares of common stock, respectively. For the three months ended March 31, 2002 and 2003, none of the outstanding options were dilutive.

Deferred Costs

NCO Portfolio capitalized legal and professional fees incurred in connection with new debt facilities. The costs are being amortized over the terms of the facilities, which range from twenty-four to thirty-six months.

                         NCO PORTFOLIO MANAGEMENT, INC.

Stock Option Plan

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the three months ended March 31, (amounts in thousands, except per share amounts):

                                                     2002                 2003
                                                     ----                 ----
     Net income - as reported....................   $ 2,651             $ 1,434
         Proforma compensation, net of taxes.....       (93)               (183)
                                                    -------             -------
     Net income -- pro forma.....................   $ 2,558             $ 1,251
                                                    =======             =======
     Net income per share - as reported:
          Basic and diluted......................   $  0.20             $  0.11
                                                    =======             =======
     Net income per share -- pro forma:
          Basic and diluted......................   $  0.19             $  0.09
                                                    =======             =======

Court Cost Reimbursements

NCO Portfolio incurs court cost expenses related to the collection of accounts that have been placed in the NCO Attorney Network. NCO Portfolio is reimbursed for these court cost expenses when the debtor makes payments on their account. The reimbursement of these costs has been recorded as revenue in the accompanying Statements of Income in accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred", which amounted to $198,000 for the three months ended March 31, 2003.

Reclassifications

Certain amounts for the three months ended March 31, 2002 have been reclassified to conform with the 2003 presentation for comparative purposes

Note C - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer accounts receivable at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2002, and for the three months ended March 31, 2003 (amounts in thousands):

                                                                                                  2002             2003
                                                                                                  ----             ----
Balance, at beginning of period.............................................................    $ 136,339       $ 148,968
                  Purchases of accounts receivable..........................................       71,579          17,782
                  Collections on purchased accounts receivable..............................     (116,394)        (36,725)
                  Purchase price adjustment.................................................       (4,000)             --
                  Revenue recognized on purchased accounts receivable.......................       63,379          18,034
                  Foreign currency translation..............................................           --             (52)
                  Impairment of purchased accounts receivable...............................       (1,935)           (310)
                                                                                                ---------       ---------
Balance, at end of period...................................................................    $ 148,968       $ 147,697
                                                                                                =========       =========

                                        9

                         NCO PORTFOLIO MANAGEMENT, INC.

Note C - Purchased Accounts Receivable (Continued)

During the three months ended March 31, 2002 and 2003, an impairment charge of $797,000 and $310,000, respectively, was recorded as a charge to income on portfolios where the carrying values exceeded the expected future collections. No revenue will be recorded on these portfolios until their carrying values have been fully recovered. As of December 31, 2002 and March 31, 2003, the combined carrying values on all impaired portfolios aggregated $5.8 million and $6.7 million, respectively, or 3.9 percent and 4.6 percent of total purchased accounts receivable, respectively, representing their net realizable value. Revenue from fully cost recovered portfolios was $116,000 for the three months ended March 31, 2003. Included in collections for the three months ended March 31, 2003, was $1.5 million in proceeds from the sale of accounts. For the three months ended March 31, 2003, a foreign currency translation loss of $52,000 was recorded on accounts receivable whose functional currency is the British Pound.

Note D - Investments in Unconsolidated Subsidiaries

NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had a balance of $2.4 million and $1.7 million as of December 31, 2002 and March 31, 2003, respectively. The retained interest represents the present value of the residual interest in SPV 98-2 using discounted future collections after the securitization note is fully repaid, plus a cash reserve. As of March 31, 2003, the investment in SPV 98-2 was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.3 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. The income earned increases the investment balance until the securitization note has been repaid, after which, collections are split between income and amortization of the investment in SPV 98-2 based on the discounted cash flows. No income was recorded for the three months ended March 31, 2003 as the investment was offset by a temporary decline in market value. NCO Portfolio recorded $28,000 in income on this investment for the three months ended March 31, 2002. The off balance sheet cash reserves of $3.3 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against the Warehouse Facility. See Note E - Notes Payable.

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). This Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. NCO Portfolio had an investment in the Joint Venture of $3.4 million and $3.8 million as of December 31, 2002 and March 31, 2003, respectively. Included in the Statements of Income, in "other income," for the three months ended March 31, 2002 and 2003, was $83,000 and $473,000, respectively, representing the Company's 50 percent share of operating income from this unconsolidated subsidiary. The Joint Venture has access to capital through CFSC Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.25 percent as of March 31, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of December 31, 2002 and March 31, 2003, and for the three months ended March 31, 2002 and 2003 (amounts in thousands):

                                               2002             2003
                                               ----             ----
          Total assets.....................  $ 11,638          $ 11,972
          Total liabilities................  $  4,944          $  4,346
          Revenue..........................  $  1,860          $  3,360
          Net income.......................  $    166          $    946

                         NCO PORTFOLIO MANAGEMENT, INC.

Note E - Notes Payable

NCO Portfolio assumed four securitized notes payable in connection with the Merger, one of which is included in an unconsolidated subsidiary, SPV 98-2 (see note E - Investments in Unconsolidated Subsidiaries). The remaining three notes are reflected in notes payable. These notes payable were originally established to fund the purchase of accounts receivable. Each of the notes payable is nonrecourse to the Company and NCO Group, is secured by a portfolio of purchased accounts receivable, and is bound by an indenture and servicing agreement. Pursuant to the Merger, the trustee appointed NCOF as the successor servicer for each portfolio of purchased accounts receivable within these securitized notes. When the notes payable were established, a separate nonrecourse special purpose finance subsidiary was created to hold the assets and issue the debt. These are term notes without the ability to reborrow. Monthly principal payments on the notes equal all collections after servicing fees, collection costs, interest expense and administrative fees.

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of London InterBank Offered Rate ("LIBOR") plus .65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2002 and March 31, 2003, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $167,000 and $124,000 for the three months ended March 31, 2002 and 2003, respectively. As of December 31, 2002 and March 31, 2003, the amount outstanding on this facility was $15.4 million and $15.0 million, respectively. Pursuant to the Merger, the note insurer, Radian Group, Inc., has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when cash reserves and residual collections from another securitization, SPV 98-2, are posted as additional collateral for this facility.

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carried interest at 9.43 percent per annum. This facility was repaid and retired in May 2002. Interest expense and trustee fees aggregated $52,000 for the three months ended March 31, 2002.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $876,000 and $753,000 for the three months ended March 31, 2002 and 2003, respectively. As of December 31, 2002 and March 31, 2003, the amount outstanding on this facility was $20.1 million and $19.9 million, respectively.

In August 2002, the Company entered into a four year exclusivity agreement with Cargill Financial. The agreement stipulates that all purchases of accounts receivable with a purchase price in excess of $4 million, with limited exceptions, shall be first offered to Cargill Financial for financing at its discretion. The agreement has no minimum or maximum credit authorization. The Company may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining four years, payable monthly. If Cargill Financial chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent as of March 31, 2003). Each borrowing is due twenty-four months after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill Financial will receive 40 percent of the residual collections, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by the Company, including imputed interest. Borrowings under this financing agreement are nonrecourse to the Company and NCO Group, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill Financial financed portfolios, in addition to other remedies. As of March 31, 2003, NCO Portfolio was in compliance with all required covenants.

During the three months ended March 31, 2003, the Company purchased accounts receivable from major credit card institutions that were financed through Cargill Financial under the exclusivity agreement. The total amount of new borrowings under the exclusivity agreement amounted to $6.1 million. The total amount outstanding under the exclusivity agreement as of December 31, 2002 and March 31, 2003 was $17.6 million and $17.9 million, respectively. The final payment date on the outstanding notes range from August 2004 to February 2005, or satisfaction of the notes from collections. Interest expense on all notes totaled $1.1 million for the three months ended March 31, 2003, which includes $780,000 of accrued interest representing Cargill Financial's residual interest earned. Total accrued interest expense attributable to the residual liability was $831,000 and $1.6 million as of December 31, 2002 and March 31, 2003, respectively. The effective interest rate on all notes, including the residual interest component was approximately 24.6 percent for the three months ended March 31, 2003.
                                       11

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F - Commitments and Contingencies

Forward-Flow Agreement

In May 2002, NCO Portfolio entered into a fixed price, three month renewable agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged off accounts receivable meeting certain criteria. As of March 31, 2003, NCO Portfolio was obligated to purchase accounts receivable at a maximum of $1.8 million per month through May 2003. A portion of the purchase price is deferred for twelve months, including a nominal rate of interest. NCO Group guarantees this forward-flow agreement. Included in secured notes payable is $3.1 million of deferred purchase price as of March 31, 2003, with the first payment beginning June 2003. At the time of this filing, an agreement in principal has been reached to renew the forward-flow agreement which will obligate NCO Portfolio to purchase accounts receivable for a maximum of $2.5 million per month through May 2004. A portion of the purchase price will be deferred for twenty-four months, including a nominal rate of interest.

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note G - Related Party Transactions

Servicing Fees

As part of the Merger, NCO Portfolio entered into a ten year service agreement that appointed NCOF as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. NCO Portfolio pays NCOF to perform collection services for its purchased accounts receivable. Generally, NCOF is paid a commission ranging from 20 percent to 40 percent depending on the nature of the accounts. NCOF may outsource collections activities. As customary in the market, the cost of outsourcing is generally higher as accounts age and are passed to another placement level. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCOF amounted to $8.3 million and $11.9 million for the three months ended March 31, 2002 and 2003, respectively.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the quarters ended March 31, 2002 and 2003. NCO Portfolio reimbursed NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $45,000 for the three months ended March 31, 2002 and 2003, respectively.

NCO Group Credit Facility

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the revolving credit facility is subject to mandatory reductions including a quarterly reduction of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of March 31, 2003, there was $54.2 million available under the revolving credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including its common stock of NCO Portfolio. Pursuant to the Merger, NCO Portfolio entered into a credit agreement with NCO Group in the form of a subfacility under its existing credit facility. Certain of NCO Portfolio's assets have been pledged to Citizens Bank and other participating lenders to secure its borrowings under the subfacility. The balance under the subfacility will become due on May 20, 2004 ("Maturity Date"). The borrowing capacity of the subfacility is subject to mandatory quarterly reductions. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of the Maturity Date or the date at which the subfacility is reduced to $25 million. The maximum borrowing capacity on the subfacility was reduced to $36.25 million as of March 31, 2003. The NCO Group credit agreement and the NCO Portfolio subfacility contain certain financial covenants such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. As of March 31, 2003, NCO Group and NCO Portfolio were in compliance with all of the financial covenants.
                                       12

                         NCO PORTFOLIO MANAGEMENT, INC.

Note G - Related Party Transactions (Continued)

NCO Group Credit Facility

The subfacility carries interest at two percent over NCO Group's underlying rate from Citizens Bank and other participating lenders, of which one percent is paid to the lenders and one percent is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25 percent to 0.50 percent that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.25 percent at March 31, 2003), or LIBOR plus a margin ranging from 1.25 percent to 2.25 percent depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.31 percent at March 31, 2003). The subfacility contains a provision which provides Citizens Bank and other participating lenders with an additional commitment fee of 0.25 percent per quarter on the full commitment from August 20, 2001 to March 31, 2003, which is included as part of interest expense. NCO Portfolio is charged a fee on the unused portion of the subfacility ranging from 0.13 percent to 0.38 percent depending on NCO Group's consolidated funded debt to EBITDA ratio. As of December 31, 2002 and March 31, 2003, the outstanding balance under the subfacility was $36.9 million and $36.25 million, respectively. Interest expense for the three months ended March 31, 2002 and 2003 amounted to $830,000 and $629,000, respectively.

Limited Partnership

In December 2002, NCO Portfolio invested $2.4 million for an 80 percent limited partnership interest in a portfolio from a major financial institution in the United Kingdom. The portfolio is comprised of charged off consumer loans to residents of the United Kingdom. NCO Portfolio's 20 percent general partner in the transaction is NCO Financial Services (UK) Ltd. ("NCO (UK)"), a wholly owned subsidiary of NCO Group. NCO (UK) is in the business of contingency fee based collections in the United Kingdom, and also purchases accounts receivable in the United Kingdom. NCO (UK) has been servicing the portfolio since originally outsourced by the seller and will continue to do so under the partnership agreement between the two companies. Under the partnership agreement, NCO (UK) will receive a 15 percent preferred distribution for its services to the partnership, including the ongoing servicing of the portfolio. Thereafter, collections are split 80 percent to NCO Portfolio and 20 percent to NCO (UK). The operating results of the partnership have been included in NCO Portfolio's consolidated results. NCO (UK)'s 20 percent interest is deducted from earnings as a minority interest in consolidated earnings. Minority interest for the three months ended March 31, 2003 was $70,000.

Court Costs

Effective April 1, 2003, NCO Portfolio amended its servicing agreement with NCOF. Since NCOF is responsible for the operational decisions on referrals to collection attorneys through the NCO Attorney Network, it was agreed that NCOF will pay for most court costs and filings fees, and will be reimbursed for those costs from most debtor payments once all principal and interest are paid by the debtor. To transition from the prior arrangement to the current arrangement, NCOF agreed to reduce court costs and filing fees incurred for the three months ended March 31, 2003 by $1.1 million.

Note H - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the three months ended March 31, 2002 and 2003 (amounts in thousands):

                                                                 2002        2003
                                                                 ----        ----
Cash paid for interest.......................................   $ 1,831     $ 1,894
Noncash investing and financing activities:
       Deferred portion of purchased accounts receivable.....   $    --     $   912

                         NCO PORTFOLIO MANAGEMENT, INC.

Note I - Comprehensive Income

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows for the three months ended March 31, (amounts in thousands):

                                                         2002            2003
                                                         ----            ----
Net income.......................................      $ 2,651         $ 1,434
Other comprehensive income (loss):
   Foreign currency translation adjustment.......           --             (65)
                                                       -------         -------
Comprehensive income.............................      $ 2,651         $ 1,369
                                                       =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in this report on Form 10-Q, including, without limitation, statements as to the Company's or management's outlook as to financial results in 2003 and beyond; statements as to the effects of the economy on the Company's business; statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10-Q, other than historical facts, are forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, are subject to change at any time, and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. The Company disclaims any intent or obligation to update forward-looking statements contained in this Form 10-Q. Certain risk factors, including without limitation, risks related to the current economic condition in the United States, threats of war or future terrorist attacks, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased accounts receivable, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to competition, risks related to regulatory oversight, risks related to the retention of the senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company by NCO Group, risks related to the dependency on NCO Group's subsidiary for collections, risks related to the dependency on NCOG's telecommunications and computer systems, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K, filed on March 13, 2003, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

A copy of the Annual Report on Form 10-K can be obtained, without charge except for exhibits, by written request to Richard J. Palmer, Senior Vice President, Finance/CFO, NCO Portfolio Management, Inc., 1804 Washington Blvd., Department 200, Baltimore, Maryland 21230.

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Revenue. Total revenue increased $1.9 million, or 11.7 percent, from $16.3 million for the three months ended March 31, 2002 to $18.2 million for the three months ended March 31, 2003. Revenue from purchased accounts receivable totaled $16.3 million and $18.0 million for the three months ended March 31, 2002 and 2003, respectively, which includes revenue from fully cost recovered portfolios of $116,000 for the three months ended March 31, 2003. Included in revenue for the three months ended March 31, 2003 was $198,000 of revenue from the reimbursement of court cost expenditures. Collections on purchased accounts receivable increased $9.4 million, or 34.4 percent, from $27.3 million for the three months ended March 31, 2002 to $36.7 million for the three months ended March 31, 2003. Included in collections for the three months ended March 31, 2003 was $1.5 million in proceeds from the sale of accounts.

Revenue on purchased accounts receivable as a percentage of collections was 60 percent and 49 percent for the three months ended March 31, 2002 and 2003, respectively. Revenue on purchased accounts receivable as a percentage of collections can fluctuate period over period due to a number of factors including:

         (i) the relative under or over-achievement of actual collections versus the established estimates. Actual collections exceeding estimates will tend to lower the percentage because revenue on purchased accounts receivable is not impacted at the same rate as the change in collections due to the effective interest method of computing revenue, and conversely, not meeting collection estimates will tend to increase the percentage;
         (ii) the differences in the composition of portfolios at a point in time in their life cycle. Over the life cycle of a portfolio, the percentage will fluctuate due to the variable collection stream. However, in the aggregate, the percentage of collections recognized as revenue should approximate the lifetime profit, before servicing costs, recognized and the remainder is amortized as a return of capital;
         (iii) the composition of the targeted IRRs present in all of the portfolios combined. Fresher purchased accounts receivable (portfolios with few or no placements to collection agencies prior to purchase) generally have lower IRRs than purchased accounts receivable that have been placed with multiple collection agencies prior to purchase. Fresher accounts receivable typically cost more. However, net of servicing fees, lower IRRs are offset by lower costs to collect, resulting in similar targeted net returns;
         (iv) collection trends will increase or decrease our expected IRR. Increases or decreases in collections have the effect of raising (within specified parameters) or lowering the future collection projections on all portfolios, which translates into higher or lower IRRs, and in turn, affects the percentage of collections recognized as revenue on purchased accounts receivable;
         (v) portfolios that become impaired are placed on cost recovery, and no revenue on purchased accounts receivable will be recognized until their carrying value has been fully recovered. After the carrying value has been fully recovered, all collections are recorded as revenue on purchased accounts receivable, and finally;
                                       15

         (vi) the occurrence of account sales in a quarter tend to reduce the percentage of revenue recognized as account sale proceeds only marginally increase the IRRs of the portfolios involved. The majority of the account sale proceeds being allocated to principal amortization.

Revenue on purchased accounts receivable as a percentage of collections for the three months ended March 31, 2003 declined compared to the same quarter last year due to a number of these factors. First, purchases of accounts receivable made in 2002 through March 31, 2003 have returns that were targeted lower at the time of acquisition due to reduced collection estimates caused by the tougher economic climate facing us in the near term. Additionally, larger purchases with components of reperforming accounts (past due accounts that are now performing) sometimes have lower targeted IRRs set at the time of purchase. Second, the overall percentage was lowered due to a slow down in collections on existing portfolios as a result of the continued weaknesses in the economy. Current period collection shortfalls has the effect of lowering the future collection projections on most older portfolios, which translated to lower IRRs and revenue on purchased accounts receivable. Third, proceeds from resales of accounts totaling $1.5 million are included in collections and had a marginal impact on revenue from purchased accounts receivable as the rate at which revenue from purchased accounts receivable is recognized period-to-period is not affected at the same rate as changes in collections due to the effective interest method of computing revenue. Finally, portfolios with $6.7 million in carrying value, or
4.6 percent of total purchased accounts receivable as of March 31, 2003 have been impaired and placed on cost recovery status. Accordingly, no revenue from purchased accounts receivable was recorded on these portfolios after their impairment. All of these factors contributed to a lower ratio of revenue from purchased accounts receivable to collections.

Payroll and related expenses. Payroll and related expenses decreased $74,000, or
13.4 percent, from $554,000 for the three months ended March 31, 2002 to $480,000 for the three months ended March 31, 2003. Payroll and related expenses remain a small part of the business model as a percentage of revenue because our collection activities and many administrative functions are outsourced to NCOF. The decrease in payroll and related expenses was principally due to the legal recovery and agency outsourcing groups being transferred to the NCOF attorney network in mid 2002.

Servicing fee expenses. Servicing fee expenses increased $3.6 million, or 43.4 percent, from $8.3 million for the three months ended March 31, 2002 to $11.9 million for the three months ended March 31, 2003. Servicing fees are paid as a commission on collections, and include contingency legal fees. Servicing fees are impacted by volume of collections on purchased accounts receivable and the type of accounts receivable acquired, which affects the servicing fee rates charged by NCOF. Servicing fees paid as a percentage of collections was 30.4 percent and 32.3 percent for the three months ended March 31, 2002 and 2003, respectively. All of the servicing fees were paid to NCOF during the three months ended March 31, 2002 and 2003. Servicing fees as a percentage of collections increased from 2002 to 2003 as the composition of accounts receivable has changed and aged over the previous twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger because collections were more predictable as a result of Creditrust's experience with these portfolios, which also had a component of reperforming accounts. We expect that servicing fees as a percentage of collections will increase in the future as collections from accounts receivable acquired in the Merger decline in proportion to total collections, and as the other portfolios age in general. Further, NCOF has and may continue to outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The cost to us resulting from outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $372,000, or 65.7 percent, from $566,000 for the three months ended March 31, 2002 to $938,000 for the three months ended March 31, 2003. Selling, general and administrative expenses consist primarily of court costs associated with legal collections, insurance, professional fees, trustee fees, and office expenses. The increase was principally due to an increase in court costs associated with legal collections and professional fees associated with operational compliance activities. We and NCOF have renegotiated how court costs and related filing fees for referrals to collection attorneys are billed to us. Since NCOFS is responsible for the operational decisions on referrals, the companies have agreed that effective with the second quarter of 2003, NCOF will pay most court costs and filing fees, and will be reimbursed from most debtor payments once all principal and interest are paid by the debtor. For the three months ended March 31, 2003, to transition from the prior arrangement to the new arrangement, NCOF agreed to reduce court costs and filing fee charges. This resulted in approximately $1.1 million less court costs for the three months ended March 31, 2003. We expect that, as a result thereof, court costs and filing fees, and court cost reimbursements by debtors, will decrease significantly in future quarters as new court costs, net of all reimbursed costs, will be born by NCOF.

Impairment of purchased accounts receivable. Impairment charges of $797,000 and $310,000 for the three months ended March 31, 2002 and 2003, respectively, were recorded. The combined remaining carrying value on impaired portfolios as of March 31, 2002 and 2003 aggregated $7.4 million and $6.7 million, respectively, or 5.5 percent and 4.6 percent, respectively, of purchased accounts receivable. Impairments have occurred principally on older portfolios acquired prior to the Merger at higher prices and with original projections estimated with higher collections experienced historically compared to portfolios recently purchased. A decline in impairment charges occurred principally as most of the older portfolios were previously impaired in 2001 and 2002. Further, by adjusting under performing portfolios by each portfolio's historical trend, the remaining collection estimates are lowered and the likelihood of additional impairments is reduced.

Other income (expense). Other income (expense) increased $500,000, or 29.4 percent, from $1.7 million for the three months ended March 31, 2002 to $2.2 million for the period ended March 31, 2003. Interest expense increased from $1.9 million for the three months ended March 31, 2002, to $2.7 million for the three months ended March 31, 2003. This increase is due to increased borrowings from Cargill Financial. Offsetting interest expense is interest income and income from two unconsolidated subsidiaries, which totaled $131,000 and $494,000 for the three months ended March 31, 2002 and 2003, respectively. The increase was due to growth in net earnings due to additional purchased portfolios in our investment in the Joint Venture.

Income tax expense. Income tax expense was recorded at 37.5 percent of pre-tax income before minority interest for the three months ended March 31, 2002 and 2003. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Tax payments for the three months ended March 31, 2002 and 2003 were deferred due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for Generally Accepted Accounting Principles and the cost recovery basis for tax reporting.

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

NCO Group has a credit agreement with Citizens Bank, for itself and as administrative agent for other participating lenders that originally provided for borrowings up to $350 million, structured as a revolving credit facility. The borrowing capacity of the credit facility is subject to quarterly reductions of $5.2 million until maturity, and 50 percent of the net proceeds received from any offering of debt or equity. As of March 31, 2003, there was $54.2 million available under the credit agreement. NCO Group's borrowings are collateralized by substantially all the assets of NCO Group, including our common stock owned by NCO Group. Pursuant to the Merger, we entered into a credit agreement with NCO Group in the form of a subfacility under its existing credit facility. Certain of our assets have been pledged to Citizens Bank and other participating lenders to secure our borrowings under the subfacility. The balance on the NCOG credit facility and our subfacility will become due on May 20, 2004. The borrowing capacity of the subfacility is subject to quarterly reductions. Effective March 31, 2003, quarterly reductions of $3.75 million are required until the earlier of May 20, 2004 or the date at which the subfacility is reduced to $25 million. The maximum borrowing capacity on the subfacility was reduced by $3.75 million on March 31, 2003 and was $36.25 million as of March 31, 2003.

The NCO Group credit agreement and the NCOG subfacility contain certain financial covenants such as maintaining net worth and funded debt to EBITDA ratio requirements, and include restrictions on, among other things, acquisitions and distributions to stockholders. As of March 31, 2003, NCOG and we were in compliance with all of the financial covenants.

The subfacility carries interest at two percent over NCO Group's underlying rate from Citizens Bank and other participating lenders, of which one percent is paid to the lenders and one percent is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.25 percent to 0.50 percent that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.25 percent at March 31, 2003), or LIBOR plus a margin ranging from 1.25 percent to 2.25 percent depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.31 percent at March 31, 2003). As of December 31, 2002 and March 31, 2003, the outstanding balance under the subfacility was $36.9 million and $36.25 million, respectively. There was no availability under the subfacility as of March 31, 2003.

We have two secured notes payable that were assumed in the Merger that have debt service payments equal to total collections less servicing fees and expenses. No additional borrowings are available on these notes. The combined balances of these two secured notes payable amounted to $35.5 million and $34.9 million as of December 31, 2002 and March 31, 2003, respectively. These borrowings carry interest at LIBOR plus 0.65 percent and 15 percent, respectively, and mature on March 2005 and December 2004, respectively. One of these secured notes has a $900,000 liquidity reserve that restricts our use of cash. The reserve will be posted as additional collateral of another off-balance sheet securitization assumed in the Merger upon full satisfaction of the note. As of March 31, 2003, we were in compliance with all of the financial covenants under the notes.

We also have a note payable related to our unconsolidated subsidiary that we assumed in connection with the Merger. This note payable matures on January 2004, carries an interest rate of 8.61 percent, and had a balance of $2.4 million and $1.7 million as of December 31, 2002 and March 31, 2003, respectively. In May 2002, the final secured note assumed in the Merger was paid off. All collections from this note are now remitted directly to us, and are used to purchase new accounts receivable and fund operations.

In August 2002, we entered into a four-year financing agreement with Cargill Financial to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill Financial, at their sole discretion, has the right to finance any purchase of $4 million or more. This agreement gives us the financing to purchase larger portfolios that we may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.25 percent as of March 31, 2003), and are nonrecourse to us and NCOG, except for the assets within the special purpose entities established in connection with this financing agreement. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid, and our original investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 40 percent of collections less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of December 31, 2002 and March 31, 2003 was $17.6 million and $17.8 million. As of March 31, 2002, we were in compliance with all of the financial covenants.

In May 2002, we entered into a fixed price, three-month renewable forward-flow agreement with a major financial institution that obligates us to purchase, on a monthly basis, portfolios of charged off receivables meeting certain criteria. As of March 31, 2003, we were obligated to purchase accounts receivable to a maximum of $1.8 million per month through May 2003. A portion of the purchase price is deferred for twelve months, including a nominal rate of interest. NCOG guarantees this forward-flow agreement. Included in notes payable is $3.1 million of deferred purchase price as of March 31, 2003, with the first payment beginning in June 2003. At the time of this filing, an agreement in principal has been reached to renew the forward-flow agreement which will obligate us to purchase accounts receivable for a maximum of $2.5 million per month through May 2004. A portion of the purchase price will be deferred for twenty-four months, including a nominal rate of interest.

The debt service requirements associated with borrowings under our secured credit facilities, including the borrowings under the Cargill Financial agreement, the forward-flow agreement, and the mandatory reductions on our subfacility from NCOG have increased liquidity requirements. The availability under the subfacility was reduced to $36.25 as of March 31, 2003, and provides for additional mandatory reductions of $3.75 million per quarter starting March 31, 2003 until the subfacility is reduced to $25 million. All of our secured debt requires amortization of principal based on total collections net of servicing fees and expenses on the secured portfolios. We anticipate that cash flows from operations will be sufficient to fund all payments due through March 31, 2004 on the subfacility, debt service payments on secured debt through March 31, 2004, operating expenses, interest expense and mandatory purchases of accounts receivable under our existing forward-flow agreement. Cash flows from operations are directly related to the amount of collections actually received. Estimates are used to forecast collections and revenue. A decrease in cash flows from operations due to a decrease in collections from changes in the economy or the performance of NCOF as service provider, may require us to reduce the amount of accounts receivable purchased. The effect of reduced accounts receivable purchases would be a reduction in planned collections and revenue in the periods affected.

Cash Flows from Operating Activities. Net cash provided by operating activities was $4.9 million for the three months ended March 31, 2002, compared to $4.3 million for the three months ended March 31, 2003. The decrease in cash and cash equivalents provided by operations was principally attributable to a decrease in net income, deferred income tax expense, and the noncash income from investment in our joint venture, offset by an increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities. Net cash provided by investing activities was $1.8 million for the three months ended March 31, 2002, compared to $1.7 million for the three months ended March 31, 2003. Cash used in or provided by investing activities is principally a function of the amount of accounts receivable purchased, offset by collections applied to principal on purchased accounts receivable. Collections applied to principal on purchased accounts receivable is the difference between collections and revenue. Cash purchases of accounts receivable were $9.0 million and $16.9 million in the three months ended March 31, 2002 and 2003, respectively, while the amount of collections applied to principal on purchased accounts receivable were $11.1 million and $18.7 million for the three months ended March 31, 2002 and 2003, respectively.

Cash Flows from Financing Activities. Net cash used in financing activities was $3.9 million for the three months ended March 31, 2002, compared to $1.0 million for the three months ended March 31, 2003. Total borrowings on the NCOG subfacility for the three months ended March 31, 2002, were $370,000 compared to $7.1 million of total borrowings, including Cargill Financial and the NCOG subfacility, for the three months ended March 31, 2003. Borrowings were offset by $4.2 million in repayments on secured notes payable for the three months ended March 31, 2002, versus repayments of $8.1 million on secured notes payable and the NCOG subfacility for the three months ended March 31, 2003.

Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results will differ from those estimates. We believe that the following accounting policies include the estimates that are the most critical and could have the most potential impact on our results of operations: revenue recognition for purchased accounts receivable, and deferred taxes. These and other critical accounting policies are described in Note B to these financial statements, and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note B to our 2002 financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002.

Impact of Recently Issued and Proposed Accounting Pronouncements

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The disclosure requirements are effective for periods ending after December 15, 2002. The consolidation requirements apply immediately to variable interest entities created after January 31, 2003, and apply to existing variable interest entities in the first fiscal year or interim period beginning after June 15, 2003. We adopted the disclosure requirements of FIN 46, and do not believe the adoption of FIN 46 will have a material impact on our financial position and results of operations.

Accounting for Certain Purchased Loans or Debt Securities

During 2001, the Accounting Staff Executive Committee approved an exposure draft on Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998). The proposal would apply to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed Statement of Position, referred to as SOP, would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the Financial Accounting Standards Board, referred to as FASB, cleared the SOP for issuance subject to minor editorial changes and planed to issue a final SOP in early 2002. The SOP has not yet been issued. The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

FASB Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"

In April 2003, the FASB indicated that it plans to have a new rule in place by the end of 2004 which will require that stock based compensation should be recorded as a cost that is recognized in the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. We retain an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. This investment exposes us to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a 1 percent increase in the discount rate used by us in the fair value calculations would not have a material impact on our balance sheet as of March 31, 2003. There would be no impact on our future cash flows. We own an 80 percent interest in a limited partnership that invests in accounts receivable in the United Kingdom. This investment exposes us to risk due to fluctuations in foreign currency exchange rates. As of March 31, 2003, exchange rate fluctuations did not have a material impact on our balance sheet. We do not invest in derivative financial or commodity instruments.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended March 31, 2002 and 2003.

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

(B) Reports on Form 8-K

NCO Portfolio filed an 8-K on February 27, 2003 Item 7 "Financial Statements and Exhibits" and Item 9 "Regulation FD Disclosures".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on May 15, 2003.

                         NCO PORTFOLIO MANAGEMENT, INC.

                           By: MICHAEL J. BARRIST
                               ------------------------------------------------
                               Michael J. Barrist
                               Chairman, Chief Executive Officer, and President


                            By: RICHARD J. PALMER
                                -----------------------------------------------
                                Richard J. Palmer
                                Senior Vice President, Finance and Treasurer

                                 CERTIFICATIONS

I, Michael J. Barrist, Chief Executive Officer of NCO Portfolio Management, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NCO Portfolio Management, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

MICHAEL J. BARRIST
----------------------------
Michael J. Barrist
Chief Executive Officer
(Principal Executive Officer)

I, Richard J. Palmer, Chief Financial Officer of NCO Portfolio Management, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of NCO Portfolio Management, Inc.;
         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
         6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

RICHARD J. PALMER
----------------------------
Richard J. Palmer
Chief Financial Officer
(Principal Financial Officer)