Form 10-Q
period 2003-09-30
NCO PORTFOLIO MANAGEMENT INC
filed 2003-11-14
CIK 1134971

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                 (443) 263-3020
              (Registrant's telephone number, including area code)

                                 Not applicable
          (Former name or former address if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of the registrant's common stock as of November 14, 2003 was 13,576,519.

                                               NCO PORTFOLIO MANAGEMENT, INC.

                                                         FORM 10-Q

                                                           INDEX

PART I.  FINANCIAL INFORMATION

             Item 1. Consolidated Financial Statements (Unaudited)
                                                                                                                      Page
                         Consolidated Balance Sheets
                         As of December 31, 2002 and September 30, 2003................................................  3

                         Consolidated Statements of Income
                         For the Three and Nine Months Ended September 30, 2002 and 2003...............................  4

                         Consolidated Statements of Cash Flows
                         For the Nine Months Ended September 30, 2002 and 2003.........................................  5

                         Notes to Consolidated Financial Statements....................................................  6

             Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations........................................................... 16

             Item 3. Quantitative and Qualitative Disclosures about Market Risk........................................ 22

             Item 4. Controls and Procedures........................................................................... 23

PART II.  OTHER INFORMATION

             Item 1. Legal Proceedings................................................................................. 24

             Item 2. Changes in Securities and Use of Proceeds......................................................... 24

             Item 3. Defaults Upon Senior Securities................................................................... 24

             Item 4. Submission of Matters to a Vote of Shareholders................................................... 24

             Item 5. Other Information................................................................................. 24

             Item 6. Exhibits and Reports on Form 8-K.................................................................. 24

             SIGNATURES................................................................................................ 25


Part 1 - Financial Information
Item 1 - Financial Statements

                                               NCO PORTFOLIO MANAGEMENT, INC.
                                                Consolidated Balance Sheets
                                         (Amounts in thousands, except par values)
                                                                                                              (Unaudited)
                                                                                            December 31,      September 30,
                                            ASSETS                                              2002              2003
                                                                                              --------          --------
                                                                                              $  6,388          $  8,101
Cash and cash equivalents
Restricted cash                                                                                    900               900
Purchased accounts receivable                                                                  148,968           138,743
Investment in securitization                                                                     7,474             7,474
Deferred costs                                                                                     547               715
Investment in joint venture                                                                      3,362             4,094
Other assets                                                                                       158               656
                                                                                              --------          --------
      Total assets                                                                            $167,797          $160,683
                                                                                              ========          ========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Accounts payable                                                                            $     89          $     81
  Accrued expenses                                                                               3,105             4,767
  Accrued compensation and related expenses                                                        155               264
  Notes payable                                                                                 56,095            52,126
  Note payable - affiliate                                                                      36,880            25,000
  Deferred income taxes                                                                          4,276             6,938

  Minority interest                                                                                560               428

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000 shares authorized,
   no shares issued and outstanding                                                                  -                 -
  Common stock,  $.01 par value, 35,000 shares authorized,
   13,576 shares issued and outstanding                                                            136               136
  Additional paid-in capital                                                                    40,826            40,826
  Accumulated other comprehensive income (loss)                                                     (7)               20
  Retained earnings                                                                             25,682            30,097
                                                                                              --------          --------
     Total stockholders' equity                                                                 66,637            71,079
                                                                                              --------          --------
Total liabilities and stockholders' equity                                                    $167,797          $160,683
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

                                               NCO PORTFOLIO MANAGEMENT, INC.
                                             Consolidated Statements of Income
                                                        (Unaudited)
                                       (Amounts in thousands, except per share data)


                                                                 For the Three Months                   For the Nine Months
                                                                  Ended Septmber 30,                    Ended September 30,
                                                             ----------------------------           ----------------------------
                                                               2002               2003                2002               2003
                                                             ---------          ---------           ---------          ---------
Revenue                                                      $  16,338          $  18,849           $  46,716          $  55,167

Operating costs and expenses:
  Payroll and related expenses                                     328                243               1,431              1,286
  Servicing fee expenses                                         8,932             12,348              25,296             36,233
  Selling, general, and administrative expenses                    715                830               2,087              2,526
  Amortization expense                                              78                 85                 228                298
  Impairment of purchased accounts receivable                      398                226               1,596              1,148
                                                             ---------          ---------           ---------          ---------
      Total operating costs and expenses                        10,451             13,732              30,638             41,491
                                                             ---------          ---------           ---------          ---------

Income from operations                                           5,887              5,117              16,078             13,676

Other income (expense):
  Interest and other income                                        135                722                 569              1,712
  Interest expense                                              (2,143)            (2,679)             (5,762)            (8,120)
                                                             ---------          ---------           ---------          ---------
      Total other income (expense)                              (2,008)            (1,957)             (5,193)            (6,408)
                                                             ---------          ---------           ---------          ---------
Income before income tax expense                                 3,879              3,160              10,885              7,268

Income tax expense                                               1,455              1,160               4,083              2,649
                                                             ---------          ---------           ---------          ---------

Income from operations before minority interest                  2,424              2,000               6,802              4,619

Minority interest                                                    -                (68)                  -               (204)
                                                             ---------          ---------           ---------          ---------

Net income                                                   $   2,424          $   1,932           $   6,802          $   4,415
                                                             =========          =========           =========          =========

Net income per share applicable to common stockholders:
 Basic                                                       $    0.18          $    0.14           $    0.50          $    0.33
                                                             =========          =========           =========          =========
 Diluted                                                     $    0.18          $    0.14           $    0.50          $    0.33
                                                             =========          =========           =========          =========

Weighted average shares outstanding:
  Basic                                                         13,576             13,576              13,576             13,576
  Diluted                                                       13,576             13,576              13,577             13,576


                             See accompanying notes.


                                                 NCO PORTFOLIO MANAGEMENT, INC.
                                             Consolidated Statements of Cash Flows
                                                          (Unaudited)
                                                     (Amounts in thousands)

                                                                                                 For the Nine Months
                                                                                                 Ended September 30,
                                                                                             --------------------------
                                                                                               2002              2003
                                                                                             -------            -------
Cash flows from operating activities:

  Net income                                                                                 $ 6,802            $ 4,415
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Amortization of deferred costs                                                             229                298
      Impairment of purchased accounts receivable                                              1,596              1,148
      Income from investment in securitization                                                  (105)                 -
      Equity income from investment in joint venture                                            (375)            (1,666)
      Minority interest                                                                            -                204
      Changes in operating assets and liabilities:
        Restricted cash                                                                          225                  -
        Other assets                                                                             (13)              (499)
        Accounts payable and accrued expenses                                                      8              5,005
        Deferred income taxes                                                                  4,083              2,649
                                                                                             -------            -------
          Net cash provided by operating activities                                           12,450             11,554
                                                                                             -------            -------
Cash flows from investing activities:
  Purchases of accounts receivable                                                           (49,085)           (40,731)
  Collections applied to principal of purchased accounts receivable                           37,151             54,170
  Purchase price adjustment applied to principal on purchased accounts receivable              3,197                  -
  Investment in joint venture, net of distributions                                           (2,038)               935
  Distributions of minority interest                                                               -               (336)
                                                                                             -------            -------
          Net cash (used in) provided by investing activities                                (10,775)            14,038
                                                                                             -------            -------
Cash flows from financing activities:
  Borrowings under notes payable                                                              20,610              9,890
  Repayments of notes payable                                                                 (9,912)           (21,423)
  Borrowings under note payable - affiliate                                                      370              1,000
  Repayments of note payable - affiliate                                                     (13,620)           (12,880)
  Payment of fees to acquire debt                                                                (77)              (466)
                                                                                             -------            -------
          Net cash used in financing activities                                               (2,629)           (23,879)
                                                                                             -------            -------
Net (decrease) increase in cash and cash equivalents                                            (954)             1,713
Cash and cash equivalents at beginning of period                                               6,509              6,388
                                                                                             -------            -------
Cash and cash equivalents at end of period                                                   $ 5,555            $ 8,101
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

Note B - Summary of Significant Accounting Policies

Basis of Accounting

The financial statements and disclosures included herein for the three and nine months ended September 30, 2002 and 2003, are unaudited. These financial statements and disclosures have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of adjustments of a normal and recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2003.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all affiliated subsidiaries and entities controlled by the Company. See Note G - Related Party transactions. All significant intercompany accounts and transactions have been eliminated. Two affiliates that the Company does not control are InoVision-MEDCLR-NCOP Ventures, LLC and Creditrust SPV98-2, LLC ("SPV 98-2") and are not included in the consolidated financial statements. See Note D - Investments in Unconsolidated Subsidiaries.

Cash and Cash Equivalents and Restricted Cash

NCO Portfolio considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents. One securitization that is accounted for as secured borrowing has provisions that restrict NCO Portfolio's use of cash. Restricted cash as of December 31, 2002, and September 30, 2003, was $900,000.

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

Third party legal and professional fees incurred with respect to the acquisition of purchase accounts receivable are capitalized as part of the cost of the portfolio, and amortized over the life of the portfolio. For the three and nine months ended September 30, 2002 and 2003, $154,000 and $0, respectively, of legal and professional fees were capitalized.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.

In the ordinary course of accounting for purchased accounts receivable, estimates have been made by management as to the amount and timing of future collections expected from each portfolio. The estimated future collections of each portfolio are used to compute the IRR for the portfolio and any impairment. The IRR is used to allocate collections between revenue and principal reduction of the carrying values of the purchased accounts receivable.

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

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Summary of Significant Accounting Policies (Continued)

Use of Estimates (Continued)

During the three months ended September 30, 2003, the Company adjusted the remaining future collections on several portfolios that had account sale proceeds. The change was made to more accurately reflect the remaining future collections related to sold accounts from within these portfolios. The effect was to increase net income for the three months ended September 30, 2003, by $344,000, and diluted earnings per share by $0.03.

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

The investment in securitization represents the residual interest in a securitized portfolio of purchased accounts receivable acquired in the Merger. The investment in securitization accrues interest at an IRR that is estimated based on the expected monthly collections over the estimated economic life of the investment (approximately five years). The cost of this investment approximates fair value at September 30, 2003. See Note D - Investments in Unconsolidated Subsidiaries.

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

Earnings Per Share

Basic earnings per share ("EPS") was computed by dividing net income applicable to common stockholders for the three and nine months ended September 30, 2002 and 2003, by the weighted average number of common shares outstanding. Diluted EPS was computed by dividing net income applicable to common stockholders for the three and nine months ended September 30, 2002 and 2003, by the weighted average number of common shares outstanding plus all common equivalent shares. Outstanding options have been utilized in calculating diluted net income per share only when their effect would be dilutive. As of September 30, 2002 and 2003, there were 593,000 and 715,500 options outstanding to purchase shares of common stock, respectively.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note B - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

The reconciliation of basic to diluted weighted average shares outstanding for the three and nine months ended September 30, 2002 and 2003 was as follows (amounts in thousands):

                                                 For the three months ended                      For the nine months ended
                                                        September 30,                                   September 30,
                                                        -------------                                   -------------
                                                   2002              2003                        2002                 2003
                                                   ----              ----                        ----                 ----
Basic                                             13,576            13,576                      13,576               13,576
Dilutive effect of options                            --                --                           1                   --
                                                  ------            ------                      ------               ------
Diluted                                           13,576            13,576                      13,577               13,576
                                                  ======            ======                      ======               ======

Deferred Costs

NCO Portfolio capitalizes legal and professional fees incurred in connection with new or amendment of existing debt facilities. The costs are being amortized over the terms of the facilities, which range from twenty-four to thirty-one months. During the three and nine months ended September 30, 2003, the Company capitalized $443,000 and $466,000, respectively, in professional fees in connection with the amendment of its credit facility with NCOG. The costs are being amortized over the remaining life of the facility, or thirty-one months.

Stock Option Plan

The Company accounts for stock option grants in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations. Under APB 25, because the exercise price of the stock options equaled the fair value of the underlying common stock on the date of grant, no compensation cost was recognized. In accordance with SFAS 123, "Accounting for Stock-Based Compensation", the Company does not recognize compensation cost based on the fair value of the options granted at grant date. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date, net income and net income per share would have been reduced to the pro forma amounts indicated in the following table for the three and nine months ended September 30, (amounts in thousands, except per share amounts):

                                                              For the three months ended          For the nine months ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                               2002              2003              2002               2003
                                                               ----              ----              ----               ----
     Net income - as reported..........................      $ 2,424          $ 1,932            $ 6,802             $4,415
         Pro forma compensation cost, net of taxes.....         (171)            (202)              (546)              (588)
                                                             -------          -------            -------             ------
     Net income -- pro forma...........................      $ 2,253          $ 1,730            $ 6,256             $3,827
                                                             =======          =======            =======             ======
     Net income per share - as reported:
          Basic and diluted............................      $  0.18          $  0.14            $  0.50             $ 0.33
                                                             =======          =======            =======             ======
     Net income per share -- pro forma:
          Basic and diluted............................      $  0.17          $  0.13            $  0.46             $ 0.28
                                                             =======          =======            =======             ======

Court Cost Reimbursements

NCO Portfolio incurs court costs and related filing fees on certain accounts that have been placed in the NCO Attorney Network. NCO Portfolio is reimbursed for these expenses when the debtor makes payments on their account. The reimbursement of these costs is recorded as revenue in the accompanying Statements of Income in accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred", and amounted to $24,000 and $256,000 for the three and nine months ended September 30, 2003.

Reclassifications

Certain amounts as of December 31, 2002, and for the three and nine months ended September 30, 2002, have been reclassified to conform with the 2003 presentation for comparative purposes.
                                        9

                         NCO PORTFOLIO MANAGEMENT, INC.

Note C - Purchased Accounts Receivable

NCO Portfolio purchases defaulted consumer accounts receivable at a discount from the actual principal balance. The following summarizes the change in purchased accounts receivable for the year ended December 31, 2002, and for the nine months ended September 30, 2003 (amounts in thousands):

                                                                                                   2002             2003
                                                                                                   ----             ----
Balance, at beginning of period.............................................................    $ 136,339       $ 148,968
                  Purchases of accounts receivable..........................................       71,579          45,025
                  Collections on purchased accounts receivable..............................     (116,394)       (109,083)
                  Purchase price adjustment.................................................       (4,000)             --
                  Revenue recognized on purchased accounts receivable.......................       63,379          54,911
                  Foreign currency translation gain.........................................           --              70
                  Impairment of purchased accounts receivable...............................       (1,935)         (1,148)
                                                                                                ---------       ---------
Balance, at end of period...................................................................    $ 148,968       $ 138,743
                                                                                                =========       =========

During the three months ended September 30, 2002 and 2003, an impairment charge of $398,000 and $226,000, respectively, was recorded as a charge to income on portfolios where the carrying values exceeded the expected future collections. During the nine months ended September 30, 2002 and 2003, an impairment charge of $1.6 million and $1.1 million, respectively was recorded as a charge to income. No revenue will be recorded on these portfolios until their carrying values have been fully recovered. As of December 31, 2002, and September 30, 2003, the combined carrying values on all impaired portfolios aggregated $5.8 million and $8.6 million, respectively, or 3.9 percent and 6.2 percent of total purchased accounts receivable, respectively, representing their net realizable value. Revenue from fully cost recovered portfolios was $183,000 and $483,000 for the three and nine months ended September 30, 2003, respectively. Included in collections for the three and nine months ended September 30, 2003, was $868,000 and $2.4 million in proceeds from the sale of accounts. For the nine months ended September 30, 2003, a foreign currency translation gain of $70,000 was recorded on accounts receivable whose functional currency is the British Pound.

Note D - Investments in Unconsolidated Subsidiaries

NCO Portfolio owns a 100 percent retained residual interest in an investment in securitization, SPV 98-2, which was acquired in the Merger. This transaction qualified for gain on sale accounting when the purchased accounts receivable were originally securitized by Creditrust. This securitization issued a nonrecourse note that is due the earlier of January 2004 or satisfaction of the note from collections, carries an interest rate of 8.61 percent, and had a balance of $2.4 million and $585,000 as of December 31, 2002 and September 30, 2003, respectively. The retained interest represents the present value of the residual interest in SPV 98-2 using discounted future collections after the securitization note is fully repaid, plus a cash reserve. As of September 30, 2003, the investment in SPV 98-2 was $7.5 million, composed of $4.2 million in present value of discounted residual cash flows plus $3.25 million in cash reserves. The investment accrues noncash income at a rate of 8 percent per annum on the residual cash flow component only. No income was recorded for the three and nine months ended September 30, 2003, due to concerns related to the future recoverability of the investment. NCO Portfolio recorded $30,000 and $105,000 in income on this investment for the three and nine months ended September 30, 2002, respectively. The off balance sheet cash reserves of $3.25 million plus the first $1.3 million in residual cash collections received, after the securitization note has been repaid, have been pledged as collateral against the Warehouse Facility. See Note E - Notes Payable.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note D - Investments in Unconsolidated Subsidiaries (Continued)

NCO Portfolio has a 50 percent ownership interest in a joint venture, InoVision-MEDCLR-NCOP Ventures, LLC ("Joint Venture") with IMNV Holdings, LLC ("IMNV"). This Joint Venture was established in 2001 to purchase utility, medical and various other small balance accounts receivable and is accounted for using the equity method of accounting. Gains and losses are shared equally between NCO Portfolio and IMNV. NCO Portfolio had an investment in the Joint Venture of $3.4 million and $4.1 million as of December 31, 2002, and September 30, 2003, respectively. Included in the Statements of Income, in "other income," for the three months ended September 30, 2002 and 2003, was $72,000 and $715,000, respectively, representing the Company's 50 percent share of operating income from this unconsolidated subsidiary. For the nine months ended September 30, 2002 and 2003, NCO Portfolio recorded $375,000 and $1.7 million in income from this unconsolidated subsidiary.

The Joint Venture has access to capital through CFSC Capital Corp. XXXIV ("Cargill Financial") who, at its option, lends 90 percent of the cost of the purchased accounts receivable to the Joint Venture. Borrowings carry interest at the prime rate plus 4.25 percent (prime rate was 4.00 percent as of September 30, 2003). Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid and the Joint Venture's investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 50 percent of collections less servicing costs. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. The debt is cross-collateralized by all portfolios in which the lender participates, and is nonrecourse to NCO Portfolio. The following table summarizes the financial information of the Joint Venture as of December 31, 2002, and September 30, 2003, and for the nine months ended September 30, 2002 and 2003 (amounts in thousands):

                                                        2002              2003
                                                        ----              ----
    Total assets............................          $ 11,638          $ 15,877
    Total liabilities.......................          $  4,944          $  7,712
    Revenue.................................          $  6,732          $ 10,271
    Net income..............................          $    750          $  3,333

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

The first securitized note ("Warehouse Facility") was established in September 1998 through Creditrust Funding I LLC, a special purpose finance subsidiary. The Warehouse Facility carries a floating interest rate of London InterBank Offered Rate ("LIBOR") plus .65 percent per annum, and the final due date of all payments under the facility is the earlier of March 2005, or satisfaction of the note from collections. A $900,000 liquidity reserve is included in restricted cash as of December 31, 2002, and September 30, 2003, and is restricted as to use until the facility is retired. Interest expense, trustee fees and guarantee fees aggregated $155,000 and $112,000 for the three months ended September 30, 2002 and 2003, respectively. Interest expense, trustee fees and guarantee fees aggregated $483,000 and $357,000 for the nine months ended September 30, 2002 and 2003, respectively. As of December 31, 2002 and September 30, 2003, the amount outstanding on this facility was $15.4 million and $14.3 million, respectively. Pursuant to the Merger, the note insurer, Radian Group, Inc., has been guaranteed against loss by the Company for up to $4.5 million, which will be reduced if and when cash reserves and residual collections from another securitization, SPV 98-2, are posted as additional collateral for this facility.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note E - Notes Payable (Continued)

The second securitized note ("SPV99-1 Financing") was established in August 1999 through Creditrust SPV99-1, LLC, a special purpose finance subsidiary. SPV99-1 Financing carried interest at 9.43 percent per annum. This facility was repaid and retired in May 2002. Interest expense and trustee fees aggregated $56,000 for the nine months ended September 30, 2002.

The third securitized note ("SPV99-2 Financing") was established in August 1999 through Creditrust SPV99-2, LLC, a special purpose finance subsidiary. SPV99-2 Financing carries interest at 15 percent per annum, with a final payment date of the earlier of December 2004, or satisfaction of the note from collections. Interest expense and trustee fees aggregated $796,000 and $739,000 for the three months ended September 30, 2002 and 2003, respectively. Interest expense and trustee fees aggregated $2.5 million and $2.2 million for the nine months ended September 30, 2002 and 2003, respectively. As of December 31, 2002 and September 30, 2003, the amount outstanding on this facility was $20.1 million and $19.5 million, respectively.

In August 2002, the Company entered into a four year exclusivity agreement with Cargill Financial. The agreement stipulates that all purchases of accounts receivable with a purchase price in excess of $4 million shall be first offered to Cargill Financial for financing at its discretion. The agreement has no minimum or maximum credit authorization. The Company may terminate the agreement at any time after two years for a cost of $125,000 per month for each month of the remaining two years, payable monthly. If Cargill Financial chooses to participate in the financing of a portfolio of accounts receivable, the financing will be at 90 percent of the purchase price, unless otherwise negotiated, with floating interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent as of September 30, 2003). Each borrowing is due twenty-four months after the loan is made. Debt service payments equal collections less servicing fees and interest expense. As additional interest, Cargill Financial will receive 40 percent of the residual collections, unless otherwise negotiated, which is defined as all cash collections after servicing fees, floating rate interest, repayment of the note and the initial investment by the Company, including imputed interest. Borrowings under this financing agreement are nonrecourse to the Company and NCO Group, except for the assets within the special purpose entities established in connection with the financing agreement. This loan agreement contains a collections performance requirement, among other covenants, that, if not met, provides for cross-collateralization with any other Cargill Financial financed portfolios, in addition to other remedies. As of September 30, 2003, NCO Portfolio was in compliance with all required covenants.

During the three months ended September 30, 2003, the Company purchased no accounts receivable through Cargill Financial under the exclusivity agreement. The total amount outstanding for all portfolios under the exclusivity agreement as of December 31, 2002 and September 30, 2003, was $17.6 million and $9.2 million, respectively. The final payment date on the outstanding notes range from August 2004 to June 2005, or satisfaction of the notes from collections. Interest expense on all notes totaled $1.2 million and $3.6 million for the three and nine months ended September 30, 2003, respectively, which includes $1.0 million and $2.8 million, respectively, of accrued interest representing Cargill Financial's residual interest earned. Total accrued interest expense attributable to the residual liability, included in notes payable, was $831,000 and $3.7 million as of December 31, 2002, and September 30, 2003, respectively. The effective interest rate on all notes, including the residual interest component was approximately 33.2 percent and 28.9 percent for the three and nine months ended September 30, 2003, respectively.

Note F - Commitments and Contingencies

Forward-Flow Agreement

In May 2003, NCO Portfolio renewed the fixed price agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged off accounts receivable meeting certain criteria. As of September 30, 2003, NCO Portfolio was obligated to purchase accounts receivable at a maximum of $2.5 million per month through May 2004. A portion of the purchase price is deferred for 24 months, including a nominal rate of interest. Deferred purchase price payable, included in notes payable, as of December 31, 2002, and September 30, 2003, was $2.1 million and $5.5 million, respectively, with payments commencing June 2003 on the previously deferred portions.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note F - Commitments and Contingencies (Continued)

Litigation

NCO Portfolio is party, from time to time, to various legal proceedings incidental to its business. In the opinion of management, none of these items individually or in the aggregate will have a significant effect on the financial position, results of operations, cash flows, or liquidity of NCO Portfolio.

Note G - Related Party Transactions

Servicing Fees

As part of the Merger, NCO Portfolio entered into a ten year service agreement that appointed NCOF as the provider of collection services to NCO Portfolio. NCO Group has agreed to offer all of its future U.S. accounts receivable purchase opportunities to NCO Portfolio. NCO Portfolio pays NCOF to perform collection services for its purchased accounts receivable. Generally, NCOF is paid a commission ranging from 20 percent to 40 percent depending on the nature of the accounts. NCOF may outsource collections activities. As customary in the market, the cost of outsourcing is generally higher as accounts age and are passed to another placement level. Management believes that the commission rates paid are reasonable and are consistent with rates charged by other collection agencies for the same type of services. Servicing fees paid to NCOF amounted to $8.9 million and $12.3 million for the three months ended September 30, 2002 and 2003, respectively, and $25.3 million and $36.2 million for the nine months ended September 30, 2002 and 2003, respectively.

Shared Services

NCO Group paid certain costs on behalf of NCO Portfolio during the three months ended September 30, 2002 and 2003. NCO Portfolio reimbursed NCO Group in full for these costs. These costs related to certain shared services, including office space, human resources, insurance, legal, payroll processing, external reporting, management information systems and certain other administrative expenses. Shared services amounted to $45,000 and $135,000 for the three and nine months ended September 30, 2002 and 2003, respectively.

NCO Group Credit Facility

Effective August 13, 2003, in connection with NCO Group's amendment to its credit agreement, NCO Portfolio amended its credit agreement with NCO Group. Paralleling NCO Group's credit facility, the term of the credit agreement was extended until March 15, 2006 ("Maturity Date"). Additionally, the structure of the credit agreement was changed to an open line of credit with NCO Group, and is no longer a subfacility under NCO Group's credit facility with Citizens Bank of Pennsylvania ("Citizens Bank"). NCO Group may extend credit to NCO Portfolio up to the maximum borrowing capacity without restriction, initially $32.5 million. The borrowing capacity of the credit agreement is subject to mandatory quarterly reductions of $3.75 million per quarter for the quarters ending September 30, 2003, and December 31, 2003, at which time the facility will remain at $25.0 million until the Maturity Date. Certain of NCO Portfolio's assets have been pledged to NCO Group to secure its borrowings under the credit agreement. The NCO Portfolio credit agreement contains certain financial covenants such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. Under certain circumstances, a default by NCO Group on its credit facility would cross default NCO Portfolio's credit agreement. As of September 30, 2003, NCO Portfolio was in compliance with all of the financial covenants.

                         NCO PORTFOLIO MANAGEMENT, INC.

Note G - Related Party Transactions (Continued)

The NCO Portfolio credit agreement carries interest at one percent over NCO Group's underlying rate from Citizens Bank and other participating lenders, which is paid to NCO Group. Until February 28, 2004, all borrowings bear interest at a rate equal to either, at the option of NCO Group, Citizens Bank's prime rate plus a margin of 1.25 percent (Citizens Bank's prime rate was 4.00 percent at September 30, 2003), or LIBOR plus a margin of 3.00 (LIBOR was 1.12 percent at September 30, 2003). After February 28, 2004, all borrowings bear interest at a rate equal to either, at the option of NCO Group, Citizens Bank's prime rate plus a margin ranging from 0.75 percent to 1.25 percent that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio, or LIBOR plus a margin ranging from 2.25 percent to 3.00 percent depending on NCO Group's consolidated funded debt to EBITDA ratio. NCO Portfolio is charged a fee of 0.38 percent on the unused portion of the credit agreement. As of December 31, 2002, and September 30, 2003, the outstanding balance under the credit agreement was $36.9 million and $25.0 million, respectively. Interest expense for the three months ended September 30, 2002 and 2003, amounted to $728,000 and $397,000, respectively. Interest expense for the nine months ended September 30, 2002 and 2003, amounted to $2.4 million and $1.6 million, respectively. The effective interest rate on the NCOG credit facility was approximately 6.3 percent and 6.6 percent for the three and nine months ended September 30, 2003, respectively.

Limited Partnership

In December 2002, NCO Portfolio invested $2.4 million for an 80 percent limited partnership interest in a portfolio acquired from a major financial institution in the United Kingdom. The portfolio is composed of charged off consumer loans to residents of the United Kingdom. NCO Portfolio's 20 percent general partner in the partnership is NCO Financial Services (UK) Ltd. ("NCO (UK)"), a wholly owned subsidiary of NCO Group. NCO (UK) is in the business of contingency fee based collections in the United Kingdom, and also purchases accounts receivable in the United Kingdom. NCO (UK) has been servicing the portfolio since originally outsourced by the seller and will continue to do so under the partnership agreement between the two companies. Under the partnership agreement, NCO (UK) will receive a 15 percent preferred distribution for its services to the partnership, including the ongoing servicing of the portfolio. Thereafter, collections are split 80 percent to NCO Portfolio and 20 percent to NCO (UK). The operating results of the partnership have been included in NCO Portfolio's consolidated results. NCO (UK)'s 20 percent interest is deducted from earnings as a minority interest in consolidated earnings. Minority interest for the three and nine months ended September 30, 2003, was $68,000 and $204,000, respectively.

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

Note H - Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information for the nine months ended September 30, 2002 and 2003 (amounts in thousands):

                                                                                               2002                2003
                                                                                               ----                ----
Cash paid for interest............................................................           $ 5,439             $ 5,114
Noncash investing and financing activities:
       Deferred portion of purchased accounts receivable..........................           $ 1,135             $ 4,294
       Acquisition of purchased accounts receivable...............................           $   946             $    --


                         NCO PORTFOLIO MANAGEMENT, INC.

Note I - Comprehensive Income

Comprehensive income consists of net income from operations, plus certain changes in assets and liabilities that are not included in net income but are reported as a separate component of shareholders' equity. The Company's comprehensive income was as follows for the three and nine months ended September 30, (amounts in thousands):

                                                              For the three months ended          For the nine months ended
                                                                    September 30,                       September 30,
                                                                    -------------                       -------------
                                                               2002              2003              2002               2003
                                                               ----              ----              ----               ----
Net income.......................................            $ 2,424            $ 1,932          $ 6,802            $ 4,415
Other comprehensive income:
   Foreign currency translation adjustment.......                 --                 (2)              --                 27
                                                             -------            -------          -------            -------
Comprehensive income.............................            $ 2,424            $ 1,930          $ 6,802            $ 4,442
                                                             =======            =======          =======            =======


Note J - Subsequent Event

On October 22, 2003, NCO Group proposed to acquire all of the outstanding common stock of NCO Portfolio owned by the minority stockholders of NCO Portfolio. Under the proposal, NCO Group would issue NCO Group common stock with a fair market value of $7.05 to the minority stockholders of NCO Portfolio for each share of NCO Portfolio common stock held, but not more than .3066 shares and not less than .2712 shares of NCO Group common stock per share of NCO Portfolio common stock. The fair market value would be based on the average closing prices of NCO Group common stock during the 20 trading-day period ending two trading days prior to the closing date of the proposed transaction. The Board of Directors of NCO Portfolio has formed a special committee of independent directors of NCO Portfolio to evaluate the proposal. The special committee has retained legal counsel and investment bankers to assist in the process.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Certain statements in this report on Form 10-Q, including, without limitation, statements as to completion of any transaction between NCOG and NCPM or the value of any such transaction, if completed, to the stockholders of NCPM; statements as to the Company's or management's outlook as to financial results in 2003 and beyond; statements as to the effects of the economy on the Company's business; statements as to the Company's or management's beliefs, expectations or opinions, and all other statements in this report on Form 10-Q, other than historical facts, are forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, which are intended to be covered by the safe harbors created thereby. Forward-looking statements are subject to risks and uncertainties, are subject to change at any time, and may be affected by various factors that may cause actual results to differ materially from the expected or planned results. The Company disclaims any intent or obligation to update forward-looking statements contained in this Form 10-Q. Certain risk factors, including without limitation, risks related to the current economic condition in the United States, threats of war or future terrorist attacks, risks relating to growth and future accounts receivable purchases, risks related to the Company's debt, risks related to the recoverability of the purchased accounts receivable, risks related to the use of estimates, risks related to the ability to purchase accounts receivable at favorable prices in the open market, risks related to competition, risks related to regulatory oversight, risks related to the retention of the senior management team, risks related to securitization transactions, risks related to the fluctuation in quarterly results, risks related to NCO Group's ownership control of the Company by NCO Group, risks related to the dependency on NCO Group's subsidiary for collections, risks related to the dependency on NCO Group's telecommunications and computer systems, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission, including the Annual Report on Form 10-K, filed on March 13, 2003, can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements.

A copy of the Annual Report on Form 10-K can be obtained electronically by visiting our web site www.ncogroup.com, or, without charge except for exhibits, by written request to Richard J. Palmer, Senior Vice President, Finance/CFO, NCO Portfolio Management, Inc., 1804 Washington Blvd., Department 200, Baltimore, Maryland 21230.

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Revenue. Total revenue increased $2.5 million, or 15.3 percent, from $16.3 million for the three months ended September 30, 2002, to $18.8 million for the three months ended September 30, 2003. Revenue from purchased accounts receivable totaled $16.3 million and $18.8 million for the three months ended September 30, 2002 and 2003, respectively, which includes revenue from fully cost recovered portfolios of $801,000 and $183,000 for the three months ended September 30, 2002 and 2003, respectively. Last year, revenue on fully cost recovered portfolios was increased by proceeds received from a purchase price adjustment on several older portfolios.

Collections on purchased accounts receivable increased $7.3 million, or 24.8 percent, from $29.4 million for the three months ended September 30, 2002, to $36.7 million for the three months ended September 30, 2003. The increase in collections was due to an increase in accounts receivable under management during 2003 versus 2002. Included in collections for the three months ended September 30, 2002 and 2003, was $1.7 million and $868,000, respectively, in proceeds from the sale of accounts.

Revenue on purchased accounts receivable as a percentage of collections was 56 percent and 51 percent for the three months ended September 30, 2002 and 2003, respectively. Revenue on purchased accounts receivable as a percentage of collections can fluctuate period over period due to a number of factors including:

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

Revenue on purchased accounts receivable as a percentage of collections for the three months ended September 30, 2003, declined compared to the same quarter last year due to a number of these factors. First, purchases of accounts receivable made in 2002 through September 30, 2003, have returns that were targeted lower, but within our acceptable range of IRRs, at the time of acquisition due to reduced collection estimates caused by the tougher economic climate. Additionally, larger purchases with components of reperforming accounts (past due accounts that are now performing) sometimes have lower targeted IRRs set at the time of purchase. Second, the overall percentage was lowered due to a slow down in collections on existing portfolios as a result of the continued weak collections environment. Current period collection shortfalls on most older portfolios had the effect of lowering the future collection projections, which translated to lower IRRs and revenue on purchased accounts receivable. Lastly, portfolios with $8.6 million in carrying value, or 6.2 percent of total purchased accounts receivable as of September 30, 2003, have been impaired and placed on cost recovery status. Accordingly, no revenue is recorded on these portfolios until they are fully cost recovered. All of these factors contributed to a lower ratio of revenue from purchased accounts receivable to collections.

During the three months ended September 30, 2003, the Company adjusted the remaining future collections on several portfolios that had account sale proceeds. The change was made to more accurately reflect the remaining future collections related to sold accounts from within these portfolios. The effect was to increase net income for the three months ended September 30, 2003, by $344,000, and diluted earnings per share by $0.03.

Payroll and related expenses. Payroll and related expenses decreased $85,000, or
25.9 percent, from $328,000 for the three months ended September 30, 2002, to $243,000 for the three months ended September 30, 2003. Payroll and related expenses remain a small part of the business model as a percentage of revenue because our collection activities and many administrative functions are outsourced to NCOF.

Servicing fee expenses. Servicing fee expenses increased $3.4 million, or 38.2 percent, from $8.9 million for the three months ended September 30, 2002, to $12.3 million for the three months ended September 30, 2003. Servicing fees are paid as a commission on collections, and include contingency legal fees and agency outsourcing fees. Servicing fees are impacted by the volume of collections on purchased accounts receivable and the type of accounts receivable acquired, which affects the servicing fee rates charged by NCOF. Servicing fees paid as a percentage of collections were 30.4 percent and 33.6 percent for the three months ended September 30, 2002 and 2003, respectively. All of the servicing fees were paid to NCOF during the three months ended September 30, 2002 and 2003. Servicing fees as a percentage of collections increased from 2002 to 2003 as the composition of accounts receivable has changed and aged over the previous twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger because collections were more predictable as a result of Creditrust's experience with these portfolios, which also had a component of reperforming accounts. We expect that servicing fees as a percentage of collections will increase marginally in the future as collections from accounts receivable acquired in the Merger decline in proportion to total collections, and as the other portfolios age in general. Further, NCOF has and may continue to outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The cost to us resulting from outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $115,000, or 16.1 percent, from $715,000 for the three months ended September 30, 2002, to $830,000 for the three months ended September 30, 2003. Selling, general and administrative expenses consist primarily of professional fees, insurance, court costs associated with legal collections, trustee and guarantee fees, shared services, and office expenses. The increase in principally attributable to increases in professional fees and insurance costs.

Impairment of purchased accounts receivable. Impairment charges of $398,000 and $226,000 for the three months ended September 30, 2002 and 2003, respectively, were recorded. The combined remaining carrying value on impaired portfolios as of September 30, 2002 and 2003, aggregated $6.5 million and $8.6 million, respectively, or 4.5 percent and 6.2 percent, respectively, of purchased accounts receivable. Impairments have occurred on older portfolios acquired over two to three years ago at higher prices and with original collection projections estimated higher based on historical experience compared to more recently purchased portfolios. Impairment charges are composed of portfolios impaired in the current quarter and additional impairments on previously impaired portfolios.

Other income (expense). Other income (expense) is composed principally of interest expense, and was ($2.0) million for the three months ended September 30, 2002 and 2003. Interest expense increased from $2.1 million for the three months ended September 30, 2002, to $2.7 million for the three months ended September 30, 2003. This increase is due to increased borrowings from Cargill Financial. Offsetting interest expense is interest income and income from our unconsolidated subsidiaries, which totaled $135,000 and $722,000 for the three months ended September 30, 2002 and 2003, respectively. The increase was due to growth in net earnings of our investment in the Joint Venture due to additional purchased portfolios during the fourth quarter of 2002 and the first nine months of 2003.

Income tax expense. Income tax expense was recorded at 37.5 percent of pre-tax income before minority interest for the three months ended September 30, 2002 and 2003. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Tax payments for the three months ended September 30, 2002 and 2003, were deferred principally due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for Generally Accepted Accounting Principles and the cost recovery basis for tax reporting.

Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Revenue. Total revenue increased $8.5 million, or 18.2 percent, from $46.7 million for the nine months ended September 30, 2002, to $55.2 million for the nine months ended September 30, 2003. Revenue from purchased accounts receivable totaled $46.7 million and $54.9 million for the nine months ended September 30, 2002 and 2003, respectively, which includes revenue from fully cost recovered portfolios of $801,000 and $483,000 for the nine months ended September 30, 2002 and 2003, respectively. Last year, revenue on fully cost recovered portfolios was increased by proceeds received from a purchase price adjustment on several older portfolios. Included in revenue for the nine months ended September 30, 2003 was $256,000 of revenue from the reimbursement of court cost expenditures.

Collections on purchased accounts receivable increased $26.0 million, or 31.3 percent, from $83.1 million for the nine months ended September 30, 2002, to $109.1 million for the nine months ended September 30, 2003. The increase in collections was due to the increase in accounts receivable under management during 2003 versus 2002. Included in collections for the nine months ended September 30, 2002 and 2003, was $1.7 million and $2.4 million, respectively, in proceeds from the sale of accounts.

Revenue from purchased accounts receivable as a percentage of collections was 56 percent and 50 percent for the nine months ended September 30, 2002 and 2003, respectively. Revenue on purchased accounts receivable as a percentage of collections for the nine months ended September 30, 2003, declined compared to the same quarter last year due to a number of factors. First, purchases of accounts receivable made in 2002 through September 30, 2003, have returns that were targeted lower, but within our acceptable range of IRRs, at the time of acquisition due to reduced collection estimates caused by the tougher economic climate. Additionally, larger purchases with components of reperforming accounts (past due accounts that are now performing) sometimes have lower targeted IRRs set at the time of purchase. Second, the overall percentage was lowered due to a slow down in collections on existing portfolios as a result of the continued weak economy. Current period collection shortfalls on most older portfolios had the effect of lowering the future collection projections, which translated to lower IRRs and revenue on purchased accounts receivable. Lastly, portfolios with $8.6 million in carrying value, or 6.2 percent of total purchased accounts receivable as of September 30, 2003, have been impaired and placed on cost recovery status. Accordingly, no revenue is recorded on these portfolios until they are fully cost recovered. All of these factors contributed to a lower ratio of revenue from purchased accounts receivable to collections.

Payroll and related expenses. Payroll and related expenses decreased from $1.4 million for the nine months ended September 30, 2002, to $1.3 million for the nine months ended September 30, 2003. Payroll and related expenses were generally flat year over year and remain a small part of the business model as a percentage of revenue because our collection activities as many administrative functions are outsourced to NCOF.

Servicing fee expenses. Servicing fee expenses increased $10.9 million, or 43.1 percent, from $25.3 million for the nine months ended September 30, 2002, to $36.2 million for the nine months ended September 30, 2003. Servicing fees are paid as a commission on collections, and include contingency legal fees and agency outsourcing fees. Servicing fees paid as a percentage of collections was
30.5 percent and 33.2 percent for the nine months ended September 30, 2002 and 2003, respectively. All of the servicing fees were paid to NCOF during the nine months ended September 30, 2002 and 2003. Servicing fees as a percentage of collections increased from 2002 to 2003 as the composition of accounts receivable has changed and aged over the previous twelve months. In general, the accounts receivable acquired in the Merger have lower servicing fees as compared to other accounts receivable purchased since the Merger because collections were more predictable as a result of Creditrust's experience with these portfolios, which also had a component of reperforming accounts. We expect that servicing fees as a percentage of collections will increase marginally in the future as collections from accounts receivable acquired in the Merger decline in proportion to total collections, and as the other portfolios age in general. Further, NCOF has and may continue to outsource collections in an attempt to offset negative economic trends, to test itself, and generally to augment resources. The cost to us resulting from outsourcing is generally higher on such accounts since they are relatively more difficult to resolve.

Selling, general and administrative expenses. Selling, general and administrative expenses increased $400,000, or 19.0 percent, from $2.1 million for the nine months ended September 30, 2002, to $2.5 million for the nine months ended September 30, 2003. Selling, general and administrative expenses consist primarily of professional fees, insurance, court costs associated with legal collections, trustee and guarantee fees, shared services, and office expenses. The increase is principally due to increases in professional fees and insurance costs.

Impairment of purchased accounts receivable. Impairment charges of $1.6 million and $1.1 for the nine months ended September 30, 2002 and 2003, respectively, were recorded. The combined remaining carrying value on impaired portfolios as of September 30, 2002 and 2003, aggregated $6.5 million and $8.6 million, respectively, or 4.5 percent and 6.2 percent, respectively, of purchased accounts receivable. Impairments have occurred on older portfolios acquired over two to three years ago at higher prices and with original collection projections estimated higher based on historical experience compared to more recently purchased portfolios. Impairment charges are composed of portfolios impaired in the current quarter and additional impairments on previously impaired portfolios.

Other income (expense). Other income (expense) is composed principally of interest expense, and increased $1.2 million, or 23.1 percent, from ($5.2) million for the nine months ended September 30, 2002, to ($6.4) million for the nine months ended September 30, 2003. Interest expense increased from $5.8 million for the nine months ended September 30, 2002, to $8.1 million for the nine months ended September 30, 2003. This increase is due to increased borrowings from Cargill Financial. Offsetting interest expense is interest income and income from our unconsolidated subsidiaries, which totaled $569,000 and $1.7 million for the nine months ended September 30, 2002 and 2003, respectively. The increase was due to growth in net earnings of our investment in the Joint Venture due to additional purchased portfolios during the fourth quarter of 2002 and the first nine months of 2003.

Income tax expense. Income tax expense was recorded at 37.5 percent of pre-tax income before minority interest for the nine months ended September 30, 2002 and 2003. Our effective tax rate may fluctuate as a result of changes in pre-tax income and nondeductible expenses. Tax payments for the nine months ended September 30, 2002 and 2003, were deferred principally due to the book tax difference of accounting for purchased accounts receivable on the accrual basis for Generally Accepted Accounting Principles and the cost recovery basis for tax reporting.

Liquidity and Capital Resources

NCO Portfolio derives all of its cash for working capital and purchases of accounts receivable from operating cash flow, a credit agreement with NCO Group, and borrowings under an exclusivity agreement with Cargill Financial.

Effective August 13, 2003, in connection with NCO Group's amendment to its credit facility, NCO Portfolio amended its credit agreement with NCO Group. Paralleling NCO Group's credit facility, the term of the credit agreement was extended until March 15, 2006 ("Maturity Date"). Additionally, the structure of the credit agreement was changed to an open line of credit with NCO Group, and is no longer a subfacility under NCO Group's credit facility with Citizens Bank of Pennsylvania ("Citizens Bank"). NCO Group may extend credit to NCO Portfolio up to the maximum borrowing capacity without restriction, initially $32.5 million. The borrowing capacity of the credit agreement is subject to mandatory quarterly reductions of $3.75 million per quarter for the quarters ending September 30 and December 31, 2003, at which time the facility will remain at $25.0 million until the Maturity Date. Certain of NCO Portfolio's assets have been pledged to NCO Group to secure its borrowings under the credit agreement. The NCO Portfolio credit agreement contains certain financial covenants such as maintaining net worth and funded debt to earnings before interest, taxes, depreciation, and amortization ("EBITDA") requirements, and include restrictions on, among other things, acquisitions and distributions to shareholders. A default by NCO Group on its credit facility would cross default NCO Portfolio's credit agreement. As of September 30, 2003, NCO Portfolio was in compliance with all of the financial covenants.

The NCO Portfolio credit agreement carries interest at one percent over NCO Group's underlying rate from Citizens Bank and other participating lenders, which is paid to NCO Group. At the option of NCO Group, NCO Group's borrowings bear interest at a rate equal to either Citizens Bank's prime rate plus a margin ranging from 0.75 percent to 1.25 percent that is determined quarterly based upon NCO Group's consolidated funded debt to EBITDA ratio (Citizens Bank's prime rate was 4.00 percent at September 30, 2003), or LIBOR plus a margin ranging from 2.25 percent to 3.00 percent depending on NCO Group's consolidated funded debt to EBITDA ratio (LIBOR was 1.12 percent at September 30, 2003). As of December 31, 2002 and September 30, 2003, the outstanding balance under the credit agreement was $36.9 million and $25.0 million, respectively. There was $3.75 million available under the credit agreement as of September 30, 2003.

In August 2002, we entered into a four-year financing exclusivity agreement with Cargill Financial to provide financing for larger purchases of accounts receivable at 90 percent of the purchase price, unless otherwise negotiated. Cargill Financial, at their sole discretion, has the right to finance any purchase of $4 million or more. This agreement gives us the financing to purchase larger portfolios that we may not otherwise be able to purchase, and has no minimum or maximum credit authorization. Borrowings carry interest at the prime rate plus 3.25 percent (prime rate was 4.00 percent as of September 30, 2003), and are nonrecourse to us and NCO Group, except for the assets within the special purpose entities established in connection with this financing agreement. Debt service payments equal total collections less servicing fees and expenses until each individual borrowing is fully repaid, and our original investment is returned, including interest. Thereafter, Cargill Financial is paid a residual of 40 percent of collections less servicing costs, unless otherwise negotiated. Individual loans are required to be repaid based on collections, but not more than two years from the date of borrowing. Total debt outstanding under this facility as of December 31, 2002, and September 30, 2003, was $17.6 million and $9.2 million. Total accrued interest expense attributable to the residual liability, included in notes payable, was $831,000 and $3.7 million as of December 31, 2002, and September 30, 2003, respectively. As of September 30, 2003, we were in compliance with all of the financial covenants.

We have two secured notes payable that were assumed in the Merger that have debt service payments equal to total collections less servicing fees and expenses. No additional borrowings are available on these notes. The combined balances of these two secured notes payable amounted to $35.5 million and $33.7 million as of December 31, 2002 and September 30, 2003, respectively. These borrowings carry interest at LIBOR plus 0.65 percent and 15 percent, respectively, and mature in March 2005 and December 2004, respectively. One of these secured notes has a $900,000 liquidity reserve that restricts our use of cash, which will increase as additional reserves are added upon the full satisfaction of a note from our unconsolidated subsidiary assumed in the Merger. As of September 30, 2003, we were in compliance with all of the financial covenants under the notes.

We also have a note payable related to our unconsolidated subsidiary that we assumed in connection with the Merger. This note payable matures on January 2004, carries an interest rate of 8.61 percent, and had a balance of $2.4 million and $585,000 as of December 31, 2002 and September 30, 2003, respectively. In May 2002, the final secured note assumed in the Merger was paid off. All collections from this note are now remitted directly to us, and are used to purchase new accounts receivable and fund operations.

In May 2003, we renewed our fixed price agreement ("forward-flow") with a major financial institution that obligates NCO Portfolio to purchase, on a monthly basis, portfolios of charged off accounts receivable meeting certain criteria. As of September 30, 2003, we were obligated to purchase accounts receivable at a maximum of $2.5 million per month through May 2004. A portion of the purchase price is deferred for twenty-four months, including a nominal rate of interest. Deferred purchase price payable, included in notes payable, as of December 31, 2002, and September 30, 2003, was $2.1 million and $5.5 million, respectively, with payments commencing June 2003 on the deferred portions incurred during the twelve months under the previous agreement.

The debt service requirements associated with borrowings under our secured credit facilities, including the borrowings under the Cargill Financial agreement, the forward-flow agreement, and the mandatory reductions on our NCO Group credit agreement have increased liquidity requirements. The availability under the credit agreement was $28.75 million as of September 30, 2003, and provides for one final mandatory reduction of $3.75 million, which will reduce the line to $25.0 million as of December 31, 2003. All of our secured debt requires principal amortization based on total collections net of servicing fees and expenses. We anticipate that cash flows from operations will be sufficient to fund all payments due through September 30, 2004, on the credit agreement, debt service payments on secured debt through September 30, 2004, operating expenses, interest expense and mandatory purchases of accounts receivable under our existing forward-flow agreement. Cash flows from operations are directly related to the amount of collections actually received. Estimates are used to forecast collections and revenue. A decrease in cash flows from operations due to a decrease in collections from changes in the economy or the performance of NCOF as service provider, may require us to reduce the amount of accounts receivable purchased. The effect of reduced accounts receivable purchases would be a reduction in planned collections and revenue in the periods affected.

Cash Flows from Operating Activities. Net cash provided by operating activities was $12.4 million for the nine months ended September 30, 2002, compared to $11.6 million for the nine months ended September 30, 2003. The decrease in cash and cash equivalents provided by operations was principally attributable to the decrease of $2.5 million in net income, $1.4 million in deferred taxes and $1.3 million in equity income from our investment in the Joint Venture offset by an increase of $5.0 million in accounts payable and accrued expenses for the nine months ended September 30, 2003 over 2002.

Cash Flows from Investing Activities. Net cash used in investing activities was $10.8 million for the nine months ended September 30, 2002, compared to $14.0 million cash provided by investing activities for the nine months ended September 30, 2003. Cash used in or provided by investing activities is principally a function of the amount of accounts receivable purchased, offset by collections applied to principal on purchased accounts receivable. Collections applied to principal on purchased accounts receivable is the difference between collections and revenue. Cash purchases of accounts receivable were $49.1 million and $40.7 million for the nine months ended September 30, 2002 and 2003, respectively, while the amount of collections applied to principal on purchased accounts receivable was $37.2 million and $54.2 million for the nine months ended September 30, 2002 and 2003, respectively.

Cash Flows from Financing Activities. Net cash used in financing activities was $2.6 million for the nine months ended September 30, 2002, compared to $23.9 million for the nine months ended September 30, 2003. Total repayments on the NCO Group credit agreement and the notes payable, including Cargill Financial, totaled $23.5 million for the nine months ended September 30, 2002, compared to $34.3 million of payments made for the nine months ended September 30, 2003. Borrowings under the Cargill Financial agreement and the NCO Group credit agreement totaled $21.0 million for the nine months ended September 30, 2002, compared to $11.0 million in borrowings for the nine months ended September 30, 2003.

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

Impact of Recently Issued and Proposed Accounting Pronouncements

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities"

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The objective of FIN 46 is to improve financial reporting by companies involved with variable interest entities. FIN 46 defines variable interest entities and requires that variable interest entities be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. We adopted FIN 46 in the third quarter of 2003, and it did not have a material impact on our financial position and results of operations.

Accounting for Certain Purchased Loans or Debt Securities

During 2001, the Accounting Staff Executive Committee approved an exposure draft on Accounting for Certain Purchased Loans or Debt Securities (formerly known as Discounts Related to Credit Quality) (Exposure Draft-December 1998). The proposal would apply to all companies that acquire loans for which it is probable at the acquisition date that all contractual amounts due under the acquired loans will not be collected. The proposal addresses accounting for differences between contractual and expected future cash flows from an investor's initial investment in certain loans when such differences are attributable, in part, to credit quality. The scope also includes such loans acquired in purchased business combinations. If adopted, the proposed Statement of Position, referred to as SOP, would supersede Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans. In June 2001, the Financial Accounting Standards Board, referred to as FASB, cleared the SOP for issuance subject to minor editorial changes and planed to issue a final SOP in early 2002. The SOP has not yet been issued. The proposed SOP would limit the revenue that may be accrued to the excess of the estimate of expected future cash flows over a portfolio's initial cost of accounts receivable acquired. The proposed SOP would require that the excess of the contractual cash flows over expected future cash flows not be recognized as an adjustment of revenue, expense or on the balance sheet. The proposed SOP would freeze the internal rate of return, referred to as IRR, originally estimated when the accounts receivable are purchased for subsequent impairment testing. Rather than lower the estimated IRR if the original collection estimates are not received, the carrying value of a portfolio would be written down to maintain the original IRR. Increases in expected future cash flows would be recognized prospectively through adjustment of the IRR over a portfolio's remaining life. The exposure draft provides that previously issued annual financial statements would not need to be restated. The proposed effective date for adoption of this standard is fiscal years beginning after December 15, 2004. Until final issuance of this SOP, we cannot ascertain its effect on our reporting.

FASB Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure"

In April 2003, the FASB indicated that it plans to have a new rule in place by the end of 2004 which will require that stock based compensation should be recorded as a cost that is recognized in the financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and changes in corporate tax rates. A material change in these rates could adversely affect our operating results and cash flows. A 25 basis point increase in interest rates could increase our annual interest expense by $25,000 for each $10 million of variable debt outstanding for the entire year. We retain an investment in securitization with respect to its securitized accounts receivable which is a market risk sensitive financial instrument held for purposes other than trading. This investment exposes us to market risk, which may arise from changes in interest and discount rates applicable to this investment. The impact of a one percent increase in the discount rate used by us in the fair value calculations would not have a material impact on our balance sheet as of September 30, 2003. There would be no impact on our future cash flows. We own an 80 percent interest in a limited partnership that invests in accounts receivable in the United Kingdom. This investment exposes us to risk due to fluctuations in foreign currency exchange rates. As of September 30, 2003, exchange rate fluctuations did not have a material impact on our balance sheet. We do not invest in derivative financial or commodity instruments.

Inflation

We believe that inflation has not had a material impact on our results of operations for the three months ended September 30, 2002 and 2003.

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

(B) Reports on Form 8-K

NCO Portfolio filed an 8-K on August 8, 2003, Item 9 "Regulation FD Disclosures" and Item 12 "Results of Operations and Financial Condition". NCO Portfolio filed an 8-K on August 12, 2003, Item 9 "Regulation FD Disclosures" and Item 12 "Results of Operations and Financial Condition".

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Baltimore, State of Maryland, on November 14, 2003.

                                NCO PORTFOLIO MANAGEMENT, INC.

                                MICHAEL J. BARRIST
                                ------------------
                                Michael J. Barrist
                                Chairman, Chief Executive Officer, and President


                                RICHARD J. PALMER
                                -----------------
                                Richard J. Palmer
                                Senior Vice President, Finance and Treasurer